Form 10-Q
period 2014-03-31
Amber Road, Inc.
filed 2014-05-14
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to            .

Commission file number 001-36360
_____________________________________
AMBER ROAD, INC.
(Exact name of registrant as specified in its charter)
_____________________________________

Delaware	22-2590301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Meadowlands Plaza, East Rutherford, NJ 07073
(Address and zip code of principal executive offices)
(201) 935-8588
(Registrant’s telephone number, including area code)
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No   ☒

On May 14, 2014, the registrant had outstanding 25,210,530 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2014

Amber Road, the Amber Road logo, Global Knowledge, Enterprise Technology Framework and other trademarks of Amber Road appearing in this report on Form 10-Q are the property of Amber Road. All other trademarks, service marks and trade names in this report on Form 10-Q are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, including those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. As used in this report, the terms "Amber Road", "registrant", "we", "us", and "our" mean Amber Road, Inc. and its subsidiaries unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$51,212,209	$5,147,735
Accounts receivable, net	7,502,560	11,017,671
Unbilled receivables	512,417	144,067
Deferred commissions	3,008,181	2,983,400
Prepaid expenses and other current assets	1,353,779	869,108
Deferred offering costs	—	2,786,376
Total current assets	63,589,146	22,948,357
Property and equipment, net	13,107,398	13,102,380
Goodwill	24,476,157	24,476,157
Other intangibles, net	1,153,657	1,201,034
Deferred commissions	6,771,255	7,066,512
Deposits and other assets	1,292,952	1,302,681
Total assets	$110,390,565	$70,097,121

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of obligations under capital leases	$1,048,432	$1,022,176
Accounts payable	2,479,161	2,568,161
Accrued expenses	8,231,507	9,081,554
Deferred revenue	24,014,595	26,115,001
Total current liabilities	35,773,695	38,786,892
Capital lease obligations, less current portion	1,838,628	2,068,308
Deferred revenue, less current portion	3,494,433	4,641,631
Revolving credit facility	—	6,978,525
Other noncurrent liabilities	2,330,179	3,981,889
Total liabilities	43,436,935	56,457,245

Commitments and contingencies (Note 11)
Redeemable convertible preferred stock and puttable common stock:
Series A Redeemable Convertible Preferred Stock, no par value. Authorized, issued, and outstanding, none and 6,725,000 shares at March 31, 2014 and December 31, 2013, respectively	—	8,900,911
Series B Redeemable Convertible Preferred Stock, no par value. Authorized, issued, and outstanding, none and 1,853,568 shares at March 31, 2014 and December 31, 2013, respectively	—	6,617,778
Series C Redeemable Convertible Preferred Stock, no par value. Authorized, issued, and outstanding, none and 5,227,761 shares at March 31, 2014 and December 31, 2013, respectively	—	20,187,957
Series D Redeemable Convertible Preferred Stock, no par value. Authorized, issued, and outstanding, none and 2,669,384 shares at March 31, 2014 and December 31, 2013, respectively	—	10,818,014
Series E Redeemable Convertible Preferred Stock, no par value. Authorized 6,709,007 shares; issued and outstanding, none and 4,472,671 shares at March 31, 2014 and December 31, 2013, respectively)	—	28,248,692
Puttable common stock, no par value, issued and outstanding, none and 197,914 shares at March 31, 2014 and December 31, 2013, respectively	—	2,148,007
Total redeemable convertible preferred stock and puttable common stock	—	76,921,359

Stockholders’ equity (deficit):
Common stock, $0.001 par value at March 31, 2014; no par value at December 31, 2013. Authorized, 38,100,100 shares; issued and outstanding, 25,210,530 and 5,005,911 shares at March 31, 2014 and December 31, 2013, respectively	25,211	15,221,195
Additional paid-in-capital	169,822,874	—
Accumulated other comprehensive loss	(533,530)	(485,917)
Accumulated deficit	(102,360,925)	(78,016,761)
Total stockholders’ equity (deficit)	66,953,630	(63,281,483)
Total liabilities and stockholders’ equity (deficit)	$110,390,565	$70,097,121
See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Subscription	$10,509,769	$8,747,187
Professional services	4,479,239	2,845,877
Total revenue	14,989,008	11,593,064
Cost of revenue:
Cost of subscription revenue	3,344,728	3,005,199
Cost of professional services revenue	2,900,324	2,016,431
Total cost of revenue	6,245,052	5,021,630
Gross profit	8,743,956	6,571,434
Operating expenses:
Sales and marketing	4,848,024	3,673,254
Research and development	2,188,474	1,941,140
General and administrative	4,752,136	2,257,852
Restricted stock expense	18,683,277	3,529,854
Total operating expenses	30,471,911	11,402,100
Loss from operations	(21,727,955)	(4,830,666)
Interest income	213	167
Interest expense	(112,977)	(5,448)
Loss before income taxes	(21,840,719)	(4,835,947)
Income tax expense	99,012	201,243
Net loss	(21,939,731)	(5,037,190)
Accretion of redeemable convertible preferred stock and puttable common stock	(2,416,505)	(1,212,764)
Net loss attributable to common stockholders	$(24,356,236)	$(6,249,954)

Net loss per common share (Note 10):
Basic and diluted	$(3.95)	$(1.68)

Weighted-average common shares outstanding (Note 10):
Basic and diluted	6,165,980	3,718,048

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(21,939,731)	$(5,037,190)
Other comprehensive loss:
Foreign currency translation	(47,613)	(12,488)
Total other comprehensive loss	(47,613)	(12,488)
Comprehensive loss	$(21,987,344)	$(5,049,678)

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(21,939,731)	$(5,037,190)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,129,492	796,251
Bad debt expense	(10,640)	15,000
Stock-based compensation	173,534	76,809
Loss on asset impairment	—	30,261
Restricted stock non-cash compensation	18,683,277	3,529,854
Compensation related to puttable common stock	13,691	—
Increase in fair value of contingent consideration liability	81,564	—
Change in fair value of warrant liability	1,244,635	496,635
Changes in operating assets and liabilities:
Accounts receivable	3,517,580	2,994,462
Unbilled receivables	(372,031)	(26,697)
Prepaid expenses and other assets	(244,738)	(20,307)
Accounts payable	357,133	(606,984)
Accrued expenses	444,348	(962,470)
Other liabilities	(7,304)	(3,793)
Deferred revenue	(3,246,429)	(1,268,951)
Net cash (used in) provided by operating activities	(175,619)	12,880
Cash flows from investing activities:
Capital expenditures	(424,924)	(244,972)
Addition of capitalized software development costs	(565,654)	(528,115)
Cash received (paid) for deposits	30,064	(10,000)
Net cash used in investing activities	(960,514)	(783,087)
Cash flows from financing activities:
Payments on revolving line of credit	(6,978,525)	—
Debt financing costs	35,953	—
Repayments on capital lease obligations	(247,822)	(56,617)
Proceeds from the exercise of stock options	339,183	25,000
Proceeds from the exercise of common stock warrant	40,452	—
Payments of offering costs	(3,774,959)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	57,824,899	—
Net cash provided by (used in) financing activities	47,239,181	(31,617)
Effect of exchange rate on cash and cash equivalents	(38,574)	5,297
Net increase (decrease) in cash equivalents	46,064,474	(796,527)
Cash and cash equivalents at beginning of period	5,147,735	4,279,821
Cash and cash equivalents at end of period	$51,212,209	$3,483,294

Supplemental disclosures of cash flow information:
Accretion of Series E Preferred Stock	$2,289,793	$1,185,989
Accretion of Series A, B, C, D and E issuance costs	91,065	26,775
Accretion of puttable common stock	35,647	—
Cash paid for interest	112,977	5,448
Non-cash property and equipment acquired under capital lease	44,398	—
Non-cash property and equipment purchases in accounts payable	38,527	37,493
Non-cash deferred offering costs in accounts payable and accrued expenses	491,496	—
Non-cash conversion of Series A, B, C, D and E preferred stock	77,139,408	—
See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Background
Amber Road, Inc. (we, our or us) provides a global trade management solution, including modules for logistics contract and rate management, supply chain visibility and event management, international trade compliance, and Global Knowledge trade content database to importers and exporters, nonvessel owning common carriers (resellers), and ocean carriers. Our solution is primarily delivered using an on-demand, cloud based, delivery model. During 2011, we changed our name from Management Dynamics Inc. to Amber Road, Inc. We are incorporated in the state of Delaware and our corporate headquarters are located in East Rutherford, New Jersey. We also have offices in McLean, Virginia, Cary, North Carolina, Munich, Germany, Bangalore, India and Shanghai, China.

(2)	Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries located in India, China and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2013 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our prospectus dated March 20, 2014, filed with the Securities and Exchange Commission (SEC) on March 24, 2014 pursuant to Rule 424(b)(4) under the Securities Act.
(b) Initial Public Offering
On March 26, 2014, we closed our initial public offering (IPO) of 8,500,299 shares of common stock, including 1,108,734 shares sold pursuant to the underwriters’ option to purchase additional shares. Of the total shares sold, 3,717,429 shares were sold by selling stockholders, and we did not receive any of the proceeds of such sales. The public offering price of the shares sold in our IPO was $13.00 per share. Immediately prior to the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock converted to 13,993,566 shares of common stock and 808,622 shares of common stock were issued in satisfaction of accrued but unpaid dividends to preferred stockholders. Our shares of common stock are traded on the New York Stock Exchange under the symbol “AMBR”. We received proceeds from our IPO of $57,824,898, net of underwriting discounts and commissions, but before offering expenses of $4,745,394.
(c) Reverse Stock Split
On March 4, 2014, our board of directors approved a 1-for-1.497 reverse stock split of our common stock. The reverse stock split became effective upon filing of an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on March 4, 2014. The conversion value of our Series A, Series B, Series C, Series D, and Series E Redeemable Convertible Preferred Stock and the number of shares subject to and the exercise price of our outstanding options and warrants were adjusted to proportionately reflect the split. All common stock, restricted common stock share and per-share data included in these financial statements give effect to the reverse stock split and have been adjusted retroactively for all periods presented.
(d) Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of intangibles and goodwill;

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

valuation allowance for receivables and deferred income tax assets; revenue; capitalization of software costs; and valuation of share-based payments. Actual results could differ from those estimates.
(e) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the balance sheet date to be cash equivalents. Cash and cash equivalents at March 31, 2014 and December 31, 2013 consist of the following:

	March 31,	December 31,
	2014	2013
Cash and cash equivalents	$51,212,001	$5,147,360
Money market accounts	208	375
	$51,212,209	$5,147,735
(f) Fair Value of Financial Instruments and Fair Value Measurements
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. Management believes that the carrying values of these instruments are representative of their fair value due to the relatively short-term nature of those instruments.
We follow FASB accounting guidance on fair value measurements for financial assets and liabilities measured on a recurring basis. ASC 820, Fair Value Measurements, among other things, defines fair value, establishes a framework for measuring fair value, and requires disclosure about such fair value measurements. Assets and liabilities measured at fair value are based on one or more of three valuation techniques provided for in the standards. The three value techniques are as follows:

Market Approach	— Prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities;

Income Approach	— Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques and option pricing models); and

Cost Approach	— Amount that currently would be required to replace the service capacity of an asset (often referred to as replacement cost).
The standards clarify that fair value is an exit price, representing the amount that would be received to sell an asset, based on the highest and best use of the asset, or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for evaluating such assumptions, the standards establish a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities;
Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; or
Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions about what market participants would use in pricing the asset or liability.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market accounts	$208	$208	$—	$—
Total assets measured at fair value on a recurring basis	$208	$208	$—	$—

Liabilities:
Acquisition contingent consideration liability	$(412,860)	$—	$—	$(412,860)
Total liabilities measured at fair value on a recurring basis	$(412,860)	$—	$—	$(412,860)

		Fair Value Measurements Using
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market accounts	$375	$375	$—	$—
Total assets measured at fair value on a recurring basis	$375	$375	$—	$—

Liabilities:
Acquisition contingent consideration liability	$(331,296)	$—	$—	$(331,296)
Warrants	(1,726,862)	—	—	(1,726,862)
Total liabilities measured at fair value on a recurring basis	$(2,058,158)	$—	$—	$(2,058,158)
Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant.
For 2013, the change in the value of the warrant liability in the table above is based on changes in fair value as determined using Level 3 inputs. The changes in fair value are primarily the result of increases in the fair value of our common stock. The reconciliation of the warrant liability and the acquisition contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

		Acquisition
		Contingent
	Warrant	Consideration
	Liability	Liability
Balance at December 31, 2013	$1,726,862	$331,296
Mark to estimated fair value recorded as general and administrative expense	1,244,635	81,564
Exercise of common stock warrants	(2,971,497)	—
Balance at March 31, 2014	$—	$412,860
(g) Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

allowance based on historical write-off experience, the industry, and the economy. We review our allowance for doubtful accounts monthly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.
We record unbilled receivables for contracts on which revenue has been recognized, but for which the customer has not yet been billed.
(h) Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We invest our excess cash with a large high-credit-quality financial institution. Our customer base is principally comprised of enterprise and mid-market companies within the global trade industry. We do not require collateral from our customers. For the periods ended March 31, 2014 and December 31, 2013, we had one customer that accounted for 11% and 13%, respectively, of our accounts receivable. That same customer also accounted for 12% of our total revenue for the three months ended March 31, 2013.
(i) Revenue
We primarily generate revenue from the sale of subscriptions and subscription-related professional services. In instances involving subscriptions, revenue is generated under customer contracts with multiple elements, which are comprised of (1) subscription fees that provide the customers with access to our on-demand application and content, unspecified solution and content upgrades, and customer support, (2) professional services associated with consulting services (primarily implementation services) and (3) transaction-related fees (including publishing services). Our initial customer contracts have contract terms from, typically, three to five years in length. Typically, the customer does not take possession of the software nor does the customer have the right to take possession of the software supporting the on-demand application service. However, in certain instances, we have customers that take possession of the software whereby the application is installed on the customer’s premises. Our subscription service arrangements typically may only be terminated for cause and do not contain refund provisions.
We provide our software as a service and follow the provisions of ASC Topic 605, Revenue Recognition (ASC 605) and ASC Topic 985, Software (ASC 985). We commence revenue recognition when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been or is being provided to the customer;

•	The collection of the fees is probable; and

•	The amount of fees to be paid by the customer is fixed or determinable.
The subscription fees typically begin the first month following contract execution, whether or not we have completed the solution’s implementation. In addition, typically, any services performed by us for our customers are not essential to the functionality of our products.
Subscription Revenue
Subscription revenue is recognized ratably over contract terms beginning on the commencement date of each contract, which is the date our service is made available to customers. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Transaction-related revenue is recognized as the transactions occur.
Professional Services Revenue
The majority of professional services contracts are on a time and material basis. When these services are not combined with subscription revenue as a single unit of accounting, as discussed below, this revenue is recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Multiple-Deliverable Arrangements
We enter into arrangements with multiple deliverables that generally include subscription, professional services (primarily implementation) as well as transaction-related fees.
Prior to January 1, 2010, the deliverables in multiple-deliverable arrangements were accounted for separately if the delivered items had stand-alone value and there was objective and reliable evidence of fair value for the undelivered items. If the deliverables in a multiple-deliverable arrangement could not be accounted for separately, the total arrangement fee was recognized ratably as a single unit of accounting over the contracted term of the subscription agreement. A significant portion of our multiple-deliverable arrangements were accounted for as a single unit of accounting because there was no objective and reliable evidence of fair value for certain of the deliverables. Additionally, in these situations, we expensed the direct costs of the professional services arrangement as incurred whereas the revenue from the services was recognized over the contracted terms of the subscription.
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) which amended the previous multiple-deliverable arrangements accounting guidance. Pursuant to the updated guidance, objective and reliable evidence of fair value of the deliverables to be delivered was no longer required in order to account for deliverables in a multiple-deliverable arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price.
We adopted this accounting guidance on January 1, 2010, for applicable arrangements entered into or materially modified after January 1, 2010 (the beginning of our fiscal year). Under the updated accounting guidance, in order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery. If the deliverables have stand-alone value upon delivery, we account for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, we have concluded that all of the professional services included in multiple-deliverable arrangements executed have stand-alone value.
As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE), if available, third party evidence (TPE), if VSOE is not available, or estimated selling prices (ESP), if neither VSOE nor TPE is available. As we have been unable to establish VSOE or TPE for the elements of its arrangements, we establish the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription including various add-on modules if and when sold together without professional services, and other factors such as gross margin objectives, pricing practice and growth strategy. We have established processes to determine ESP and allocate revenue in multiple arrangements using ESP.
For those contracts in which the customer accesses our software via an on-demand application, we account for these contracts in accordance with ASC 605-25, Revenue Recognition—Multiple- Element Arrangements. The majority of these agreements represent multiple-element arrangements, and we evaluate each element to determine whether it represents a separate unit of accounting. The consideration allocated to subscription is recognized as revenue ratably over the contract period. The consideration allocated to professional services is recognized as the services are performed, which is typically over the first three to six months of an arrangement.
For those contracts in which the customer takes possession of the software, we account for such transactions in accordance with ASC 985, Software. We account for these contracts as subscriptions and recognize the entire arrangement fee (subscription and services) ratably over the term of the agreement. In addition, as we do not have VSOE for services, any add-on services entered into during the term of the subscription are recognized over the remaining term of the agreement.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Other Revenue Items
Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and, therefore, is not included in revenue and cost of revenue in the consolidated statements of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included in professional services revenue and cost of professional services revenue for the three months ended March 31, 2014 and 2013 were $133,116 and $94,372, respectively.
(j) Cost of Revenue
Cost of subscription revenue. Cost of subscription revenue consists primarily of personnel and related costs of our hosting, support, and content teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as software license fees, hosting costs, Internet connectivity, and depreciation expenses directly related to delivering solutions, as well as amortization of capitalized software development costs. As we add data center capacity and personnel in advance of anticipated growth, our cost of subscription revenue may increase. Our cost of subscription revenue is generally expensed as the costs are incurred.
Cost of professional services revenue. Cost of professional services revenue consists primarily of personnel and related costs, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, the costs of contracted third-party vendors, reimbursable expenses and allocated overhead. As our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. Cost of professional services revenue is generally expensed as costs are incurred.
(k) Deferred Commissions
We defer commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and deferred upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related noncancelable customer contract and are recoverable through the related future revenue streams. Our deferred commission costs for the three months ended March 31, 2014 and 2013 were $777,913 and $248,466, respectively. Amortization of deferred commissions for the three months ended March 31, 2014 and 2013 were $1,048,390 and $717,270, respectively.
(l) Stock-Based Compensation
We recognize stock-based compensation as an expense in the consolidated financial statements and measure that cost based on the estimated fair value of the award.
We recognize compensation expense based on the estimated grant-date fair value using the Black-Scholes option pricing model.
(m) Geographic Information
Revenue by geographic area is as follows:

	Three Months Ended
	March 31,
Country	2014	2013
United States	$13,147,592	$10,486,503
International	1,841,416	1,106,561
Total revenue	$14,989,008	$11,593,064
Approximately one percent of long-lived assets are located outside of the United States.
(n) Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal years and interim periods beginning

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

after December 15, 2013.  The adoption of ASU 2013-11 in 2014 did not have a material impact on our consolidated financial statements.

(3)	Acquisition
On September 3, 2013, we acquired 100% of the issued and outstanding shares of Sunrise International Ltd., a Barbados company which owns 100% of the issued and outstanding shares of EasyCargo (Shanghai) Co., Ltd. (EasyCargo), a software as a service company focused on a subset of global trade management called China Trade Management, or CTM.
We acquired EasyCargo for a payment of $2,000,000 in cash and up to 296,547 shares of common stock. In addition, we will make additional earnout payments of up to $2,500,000 in cash or shares of our common stock (at our option) by March 15, 2016 if certain CTM revenue targets are achieved for the periods ending December 31, 2015.
The 296,547 shares of common stock are comprised of the following:

•	197,914 shares of common stock issued at closing;

•	66,077 shares of common stock that are contingently issuable based upon the achievement of CTM revenue targets through 2015; and

•	32,556 shares of common stock that are contingently issuable based upon our continued employment of EasyCargo’s founder.
All shares of common stock (either issued or contingently issuable) were puttable by the shareholders of EasyCargo to us at a price of $10.10 per share if we did not complete an initial public offering by September 3, 2014. The contingently issuable shares (66,077 and 32,556) are issuable upon request of the shareholders of EasyCargo. However, we have the right to repurchase these shares for $0.01 per share if the conditions described above are not achieved. At March 31, 2014, the common shares are no longer puttable to us since we closed on our IPO on March 26, 2014.
The fair value of the 197,914 common shares issued as part of the consideration paid for EasyCargo was determined to be $1,908,075 as of the acquisition date ($9.64 per share). For accounting purposes, at December 31, 2013, the value of these shares was included within temporary equity as puttable common stock. Subsequent to our IPO, these shares were included as common stock.
As it relates to the contingently issuable equity consideration, the shareholders of EasyCargo will retain the 66,077 shares if the CTM revenue targets are met in 2014, 2015 or for the cumulative period from January 1, 2013 through December 31, 2015. For accounting purposes, these shares are classified within liabilities in the consolidated balance sheet and are being marked-to-market at each reporting date until issued or forfeited. As of the acquisition date, the fair value of these shares was $139,452. At March 31, 2014 and December 31, 2013, the fair value of these shares was $222,760 and $149,196, respectively.
The shareholders of EasyCargo will retain the remaining 32,556 contingently issuable shares in the event that EasyCargo’s founder maintains employment with the EasyCargo subsidiary through December 31, 2015. For accounting purposes, a portion of the value of these shares held by the founder of EasyCargo is being recorded as compensation expense over the required employment term. Additionally, at December 31, 2013, the value of these shares was included within temporary equity as puttable common stock. Subsequent to our IPO, these shares were included as common stock.
The arrangement requires us to pay additional earnout consideration of 50% of CTM revenues in excess of $7,700,000 for the period from January 1, 2013 through December 31, 2015, subject to a maximum earnout payment of $2,500,000. We have the option to pay any amounts due related to this contingency in cash or shares of our common stock. For accounting purposes, the fair value of this contingent consideration is classified within liabilities in the consolidated balance sheet and is being marked-to-market at each reporting date through December 31, 2015, which is the end of the earnout period. As of the acquisition date, we determined the fair value of this contingent consideration to be $85,600. At March 31, 2014 and December 31, 2013, the fair value of this contingent consideration was $190,100 and $182,100, respectively.
The fair value of the various contingent consideration arrangements was estimated primarily by applying the income approach. That measure is based on significant inputs that are not observable in the market, which ASC Section 820 refers to as Level 3 inputs (Note 2(f)).

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the consideration paid for EasyCargo as well as the preliminary allocation of tangible and intangible assets acquired and liabilities assumed recognized at the acquisition date.

Consideration:
Cash	$2,000,078
Common stock at closing (197,914 shares)	1,908,075
Contingent equity consideration (66,077 shares - based on CTM revenue targets)	139,452
Contingent equity consideration (32,556 shares - based on continued employment of EasyCargo’s founder)	186,019
Contingent consideration	85,600
Fair value of total consideration transferred	$4,319,224

Assets acquired and liabilities assumed:
Cash	$85,310
Accounts receivable (including unbilled receivables)	342,517
Other assets	87,016
Customer relationship assets	719,300
Developed technology	102,600
Trade name	56,700
Total identifiable assets acquired excluding goodwill	1,393,443

Current liabilities	259,875

Total liabilities assumed	259,875

Net identifiable assets acquired excluding goodwill	1,133,568

Goodwill	3,185,656

Net assets acquired	$4,319,224
As of the acquisition date, EasyCargo had a promissory note for loans aggregating to $252,502 which is payable to EasyCargo’s founder. The promissory note bears interest at a rate of 2% and matures in 2016.

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses, deferred revenue and other noncurrent liabilities consisted of the following:
(a) Property and Equipment

	March 31,	December 31,
	2014	2013
Computer software and equipment	$9,954,908	$9,493,279
Software development costs	11,940,508	11,374,854
Furniture and fixtures	1,849,173	1,790,875
Leasehold improvements	2,561,065	2,561,065
Total property and equipment	26,305,654	25,220,073
Less: accumulated depreciation and amortization	(13,198,256)	(12,117,693)
Total property and equipment, net	$13,107,398	$13,102,380
Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 was $1,082,115 and $771,734, respectively.
During the years ended December 31, 2011 and 2012, we received tenant improvement allowances of $1,116,775 and $258,063, respectively, related to rental agreements for two of our office leases. We did not receive any tenant improvement allowances during the year ended December 31, 2013 or the three months ended March 31, 2014. In accordance with the provisions of ASC Topic 840, Leases (ASC 840), we recorded the allowances received as leasehold improvements, and we are depreciating the leasehold improvements over the remaining term of the lease. We also recorded deferred rent in the amount of $1,887,478 related to the tenant improvement allowances and are amortizing the amount in accordance with the provisions of ASC 840. Current and long-term deferred rent in the amounts of $214,937 and $1,889,833, respectively, are

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

included in accrued expenses and other long-term liabilities in the consolidated balance sheet as of March 31, 2014. Current and long-term deferred rent in the amounts of $196,761 and $1,897,137, respectively, are included in accrued expenses and other long-term liabilities in the consolidated balance sheet as of December 31, 2013.
Certain development costs of our software solution are capitalized in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required. Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. Capitalized software costs were $565,654 and $528,115 for the three months ended March 31, 2014 and 2013, respectively. Amortization expense for the three months ended March 31, 2014 and 2013 was $449,400 and $413,240, respectively, and is included in cost of subscription revenue on the accompanying consolidated statements of operations. As of March 31, 2014 and December 31, 2013, capitalized software costs not yet subject to amortization were $1,192,159 and $794,411, respectively.
(b) Accrued Expenses
Accrued expenses at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
Accrued bonus	$2,164,202	$1,749,780
Accrued commission	2,644,606	3,928,419
Deferred rent	214,937	196,761
Accrued offering costs	147,649	1,445,000
Accrued compensation	927,093	—
Other accrued expenses	2,133,020	1,761,594
Total	$8,231,507	$9,081,554
(c) Deferred revenue

	March 31,	December 31,
	2014	2013
Current:
Subscription revenue	$18,093,496	$19,881,982
Professional services revenue	2,263,585	2,575,505
Other	3,657,514	3,657,514
Total current	24,014,595	26,115,001

Noncurrent:
Subscription revenue	363,085	376,245
Professional services revenue	960,048	1,192,233
Other	2,171,300	3,073,153
Total noncurrent	3,494,433	4,641,631
Total deferred revenue	$27,509,028	$30,756,632
Deferred revenue from subscriptions represents amounts collected from (or invoiced to) customers in advance of earning subscription revenue. Typically, we bill our annual subscription fees in advance of providing the service.
Deferred revenue from professional services represents revenue that is being deferred and amortized over the remaining term of the related subscription contract related to customers who have taken possession of the software. See note 2(i).
Other deferred revenue is related to one customer with which we signed an agreement during 2008. The agreement provided for significant customization and modification of the software which subjected the arrangement to contract accounting. Additionally, this subscription agreement provided for unspecified future software modules. Since we could not separate the subscription element from the contract accounting element, the arrangement was a single unit of accounting. Accordingly, we accounted for the arrangement on the zero gross profit approach of applying percentage of completion accounting until the project was completed in May 2012. As of May 2012, the deferred revenue balance related to this

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

contract was $10,525,434 which is being recognized ratably over the remaining term of the contract, to January 2016. For the three months ended March 31, 2014 and 2013, we recorded revenue of $901,853 and $901,853, respectively.
(d) Other Noncurrent Liabilities

	March 31,	December 31,
	2014	2013
Deferred rent	$1,889,833	$1,897,137
Warrant	—	1,726,862
Acquisition contingent consideration liability	412,860	331,296
Other	27,486	26,594
Total	$2,330,179	$3,981,889

(5)	Leases
We have several noncancelable operating leases that expire through 2022. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $678,000, and $582,000 for the three months ended March 31, 2014 and 2013, respectively, and is allocated to various line items in the consolidated statements of operations.
The carrying value of assets recorded under capital leases was approximately $2,715,206 and $2,949,473 as of March 31, 2014 and December 31, 2013, respectively, which includes accumulated amortization of $1,069,076 and $570,889, respectively. Amortization of assets held under capital leases is allocated to various line items in the consolidated statements of operations.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of March 31, 2014 are as follows:

	Capital	Operating
	Leases	Leases
Remainder of 2014	$875,941	$1,926,003
2015	1,004,370	2,479,230
2016	838,990	2,287,538
2017	380,523	1,861,672
2018	3,032	1,881,528
2019 and thereafter	—	4,738,451
Total minimum lease payments	3,102,856	$15,174,422
Less amount representing interest	(215,796)
Present value of net minimum capital lease payments	2,887,060
Less current installments of obligations under capital leases	(1,048,432)
Obligations under capital leases excluding current installments	$1,838,628

(6)	Debt
(a)    Line of Credit
On April 10, 2013, we established a loan and security agreement with a revolving line of credit with a financial institution in an amount up to the lesser of $10,000,000 or 80% of eligible accounts, as defined. Borrowings under this facility bear interest each month at an interest rate equal to the Prime Rate, as defined, plus 1.5%. Borrowings under the line of credit are subject to certain reporting and financial covenants, as defined, and are secured by substantially all our assets excluding intellectual property. On December 30, 2013, we amended the loan and security agreement. Under the amended terms, borrowings bear interest at an interest rate equal to the Prime Rate as defined, plus 1.5% or 2.5% depending on cash balances and the availability of the line of credit. The interest rate as of March 31, 2014 was Prime Rate plus 1.5%. As of March 31, 2014, we were in compliance with the reporting and financial covenants. The line of credit expires on April 10, 2015. As of March 31, 2014 and December 31, 2013, we had $0 and $6,978,525, respectively, outstanding under this facility. The outstanding balance was repaid during the quarter ended March 31, 2014. The amount outstanding at December 31, 2013 was classified as a noncurrent liability based upon the terms of the arrangement.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(b)    Term Loan
In conjunction with establishing term loan financing with a financial institution in 2007, we issued the financial institution warrants to purchase 245,946 of our common stock at $3.29 per share. At the grant date, the fair value of the warrants was approximately $274,000. The fair value of the exercisable warrants was recorded as a discount to the debt and was being amortized over the term of the debt using the effective interest method.
The warrants also contained certain “down round” anti-dilution provisions, and accordingly are recorded in other noncurrent liabilities on our consolidated balance sheets with changes in the fair value recorded in our consolidated statements of operations. At March 31, 2014 and December 31, 2013, the warrant liability was $0 and $1,726,862, respectively. For the three months ended March 31, 2014 and 2013, we recorded expense from the change in fair value of $1,244,635 and $496,634, respectively, which was included in general and administrative expense on the consolidated statements of operations. The warrants were exercised during the quarter ended March 31, 2014 and are no longer outstanding.

(7)	Stockholders’ Equity (Deficit)

(a)	Redeemable Convertible Preferred Stock and Preferred Stock Dividends
On March 26, 2014, immediately prior to the closing of our IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted to 13,993,566 shares of common stock and 808,622 shares of common stock were issued in satisfaction of accrued but unpaid dividends to preferred stockholders.
The following tables present our activity for redeemable convertible preferred stock for the three months ended March 31, 2014:

	Redeemable Convertible Preferred Stock
	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	6,725,000	$8,900,911	1,853,568	$6,617,778	5,227,761	$20,187,957	2,669,384	$10,818,014	4,472,671	$28,248,692
Accretion of preferred stock								1,867		2,378,991
Conversion of preferred stock into common stock	(6,725,000)	(8,900,911)	(1,853,568)	(6,617,778)	(5,227,761)	(20,187,957)	(2,669,384)	(10,819,881)	(4,472,671)	(30,627,683)
Balance, March 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—
(b) Common Stock
The following table presents our activity for common stock for the three months ended March 31, 2014:

	Shares	Amount
Balance, December 31, 2013	5,005,911	$15,221,195
Effect of converting no par common stock to $0.001 par value common stock	—	(15,216,189)
Exercise of common stock options	225,343	225
Exercise of common stock warrants	196,304	196
Reclassification of puttable common stock into common stock	197,914	198
Conversion of preferred stock into common stock	14,802,188	14,803
Common stock issued for IPO	4,782,870	4,783
Balance, March 31, 2014	25,210,530	$25,211
(c) Restricted Stock
In January and October 2005, we sold 866,119 and 1,577,353 shares of common stock, respectively, at a purchase price of $0.0001 per share to certain members of management. The shares were subject to repurchase by us under certain conditions, including termination of employment or in the event of a corporate transaction, as defined. The repurchase rights lapsed upon the closing of our IPO on March 26, 2014. Accordingly, we have recorded compensation expense of $18,683,277 for the three months ended March 31, 2014, which was the fair value of the shares at the closing of our IPO and is included in

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

restricted stock expense in the consolidated statements of operations. For the three months ended March 31, 2013, compensation expense related to restricted stock was $3,529,854.
In connection with the purchase of these shares, we loaned, on a nonrecourse basis, an aggregate of $960,599 to the purchasers of the shares to cover related tax liabilities incurred by the purchasers. The loans bore interest at an annual rate of 4.75% and were repayable upon the earlier of (i) 15 years following the date of the loans or (ii) upon each sale or other disposition by the purchasers of any shares to a third party, until the balance of the loans has been paid in full. On January 30, 2014, we forgave these loans, which amounted to $1,430,722, inclusive of accrued interest. In addition, we recorded compensation expense of $927,093 in our consolidated statement of operations for the three months ended March 31, 2014 related to a bonus provided to the borrowers to offset the tax consequences related to the loan forgiveness.

(d)	Puttable Common Stock
In connection with the EasyCargo acquisition (Note 3), up to 296,547 shares of common stock, whether issued or contingently issuable were puttable by the shareholders of EasyCargo to us at a price of $10.10 per share if we did not complete an IPO by September 3, 2014. Subsequent to our IPO, which closed on March 26, 2014, the 296,547 issued or contingently issuable shares of common stock are no longer puttable to us by the shareholders of EasyCargo and are considered issued common stock in the stockholders' equity section of the consolidated balance sheet at March 31, 2014.

(8)	Income Taxes
Our income tax provision for the three months ended March 31, 2014 and 2013 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three months ended March 31, 2014 is exclusively related to foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at March 31, 2014 and December 31, 2013.
We have a federal net operating loss (NOL) carryforward of approximately $59,700,000 and $55,000,000 as of March 31, 2014 and December 31, 2013, respectively. The federal NOL carryforward will begin to expire in 2019. For state income tax purposes, we have net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates from 2014 through 2034.
The Internal Revenue Code contains provisions that limit the yearly utilization of net operating loss carryforwards if there has been an ownership change, as defined. Such an ownership change, as described in Section 382 of the Internal Revenue Code, may limit our ability to utilize our net operating loss carryforwards on a yearly basis. As a result, to the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts are carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. We have not yet made a determination regarding the potential impact of these amounts.
We believe that we have not taken an uncertain tax position on prior tax filings and therefore have not recorded a liability for unrecognized tax benefits.
Our federal, state, and foreign income tax returns remain open to examination by income taxing authorities for the years 2010 through 2012, respectively.

(9)	Stock Option Plan
In 2002, we adopted a stock option plan (the 2002 Plan) whereby options to purchase shares of common stock are issued to employees at an exercise price not less than the fair market value of our common stock on the date of grant. As of March 31, 2014, we had authorized 4,939,270 shares to be issued under the 2002 Plan. The term, not to exceed ten years, and exercise period of each stock option awarded under the 2002 Plan are determined by the board of directors. These options generally vest over a four-year period. As of March 31, 2014, options to purchase an aggregate of 1,832,525 shares of common stock were issuable under the 2002 Plan. The 2002 Plan expired in 2012 and we are making no further grants under it.
In October 2012, we adopted the Amber Road, Inc. 2012 Omnibus Incentive Compensation Plan (the 2012 Plan). The 2012 Plan covers the grant of awards to our employees (including officers), non-employee consultants and non-employee

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

directors and those of our affiliates. As of March 31, 2014, we had authorized 5,146,696 shares to be issued under the 2012 Plan. The term, not to exceed ten years, and exercise period of each stock option awarded under the 2012 Plan are determined by the board of directors. These options generally vest over a four-year period. As of March 31, 2014, 831,660 options have been granted under the 2012 Plan.
Total stock-based compensation expense related to employee options included in the consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
	2014	2013
Cost of subscription revenue	$14,327	$16,130
Cost of professional services	11,956	4,560
Sales and marketing	22,185	12,992
Research and development	30,596	6,465
General and administrative	94,470	36,662
	$173,534	$76,809
The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2014	2013
Risk free interest rate	*	1.13%
Expected volatility	*	60%
Expected dividend yield	*	—
Expected life	*	6.25 years
Weighted average fair value of options granted	*	$1.01
* There were no options granted during the three months ended March 31, 2014
The computation of expected volatility for the three months ended March 31, 2013 is based on historical volatility of comparable public companies. The volatility percentage represents the mean volatility of these companies. The computation of expected life for the three months ended March 31, 2013 was determined based on the simplified method. The risk-free interest rate is based on U.S. Treasury yields for zero-coupon bonds with a term consistent with the expected life of the options. Information relative to the Plan is as follows:

	Outstanding	Exercise Price	Weighted Average
	Options	Per Share	Exercise Price
Balance at December 31, 2013	2,890,363	$0.37-$6.14	$3.11
Granted	—	—	—
Exercised	(225,343)	$0.37-$3.29	$1.51
Canceled	(835)	$2.31	$2.31
Balance at March 31, 2014	2,664,185	$0.84-$8.07	$3.25
The total intrinsic value of options exercised during the three months ended March 31, 2014 was $1,984,035.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Information with respect to the options outstanding and exercisable under the 2002 Plan and the 2012 Plan at March 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining			Remaining
	Options	Contractual	Intrinsic	Options	Contractual	Intrinsic
Exercise Price Per Share	Outstanding	Life	Value	Exercisable	Life	Value
$0.84	40,850	0.9 years	$594,776	40,850	0.9 years	$594,776
1.75	256,132	1.8 years	3,496,202	256,132	1.8 years	3,496,202
2.31	1,290,053	5.2 years	16,886,794	994,881	6.5 years	13,022,986
2.68	200,400	8.9 years	2,549,088	50,100	8.9 years	637,272
2.74	13,360	2.6 years	169,137	13,360	2.6 years	169,137
3.29	202,070	2.9 years	2,447,068	202,070	2.9 years	2,447,068
4.06	30,060	3.1 years	340,880	30,060	3.1 years	340,880
5.57	297,260	9.2 years	2,922,066	—	—	—
6.14	267,200	9.1 years	2,474,272	—	—	—
8.07	66,800	9.5 years	489,644	—	—	—
	2,664,185		$32,369,927	1,587,453		$20,708,321
The weighted average exercise price and weighted average remaining term of fully vested options as of March 31, 2014 is $2.35 and 4.8 years, respectively.
As of March 31, 2014 and December 31, 2013, 4,315,036 and 236,877, respectively, options are available for future grant under the 2012 Plan. As of March 31, 2014 and December 31, 2013, there was $1,829,076 and $2,002,691, respectively, of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.5 years. Common stock issued upon exercise of stock options is reflected as newly issued shares of common stock in the stockholders' equity section of the consolidated balance sheet.

(10)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended
	March 31,
	2014	2013
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stockholders	$(24,356,236)	$(6,249,954)
Denominator:
Weighted average shares used in computing net loss attributable to common stockholders	6,165,980	3,718,048

Basic and diluted net loss per share	$(3.95)	$(1.68)
Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended
	March 31,
	2014	2013
Stock options outstanding	2,664,185	2,273,476
Stock purchase warrants outstanding	—	245,946
Common equivalent shares preferred stock	—	13,993,566
	2,664,185	16,512,988
Basic and diluted net loss per share for March 31, 2013 does not include 1,221,736 unvested shares of restricted common stock. Upon completion of our IPO in March 2014, these shares are now vested and included in the computation of basic and diluted net loss per share for the three months ended March 31, 2014.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(11)	Commitments and Contingencies
(a) Legal Proceedings
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.
(b) Other
Under the indemnification clauses of our standard customer agreements, we guarantee to defend and indemnify the customer against any claim based upon any failure to satisfy the warranty set forth in the contract associated with infringements of any patent, copyright, trade secret, or other intellectual property right. We do not expect to incur any infringement liability as a result of the customer indemnification clauses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and cash flows should be read in conjunction with (1) the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our prospectus dated March 20, 2014, filed with the Securities and Exchange Commission (SEC) on March 24, 2014 pursuant to Rule 424(b)(4) under the Securities Act (File No. 333-193858). As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
Overview
We are a leading provider of cloud-based global trade management (GTM) solutions, which automates import and export processes to enable goods to flow across international borders in the most efficient, compliant and profitable way. Our solution combines enterprise-class software, trade content sourced from government agencies and transportation providers in 125 countries, and a global supply chain network connecting our customers with their trading partners, including suppliers, freight forwarders, customs brokers and transportation carriers. As a result, our solution reduces transportation costs, optimizes logistics, leverages trade agreements, provides shipment tracking, and ensures compliance with import and export regulations. By automating more GTM processes, we enable our customers to enjoy significantly lower supply chain costs compared to legacy systems. We deliver our GTM solution using a Software-as-a-Service (SaaS) model and leverage a highly flexible technology framework to quickly and efficiently meet our customers’ unique requirements around the world.
We have achieved significant growth since our inception and plan to continue to invest in growth. For the three months ended March 31, 2013 compared to the three months ended March 31, 2014, our subscription revenue grew from $8.7 million to $10.5 million, representing a 20.7% period over period growth rate. For the three months ended March 31, 2013 compared to the three months ended March 31, 2014, our total revenue grew from $11.6 million to $15.0 million, representing a 29.3% period over period growth rate. To continue to achieve this growth, we will invest in our sales and marketing efforts worldwide. For the three months ended March 31, 2014 and 2013, revenue from international customers accounted for 12% and 10% of total revenue, respectively. For the three months ended March 31, 2014, no single customer accounted for more than 10% of total revenue.
Our operating results in a given quarter can fluctuate based on the mix of subscription and professional services revenue. For the three months ended March 31, 2014 and 2013, subscription revenue accounted for 70% and 75% of total revenue, respectively. Our subscription agreements typically have an initial term of three to five years, with an average initial term of approximately 4.0 and 3.5 years for enterprise and mid-market customers, respectively. We expect our cost of revenue and operating expenses to continue to increase in absolute dollars in future periods. We expect marketing and sales expenses to increase as we continue to expand our sales teams, increase our marketing activities and grow our international operations. We also expect research and development expenses to increase in absolute dollars as we enhance our existing solution modules and develop new ones. We also plan to invest in maintaining a high quality of professional services and customer support, and plan to continue investing in our data center infrastructure in order to support continued customer growth. Considering all of these plans for investment, we cannot assure you that we will be profitable in the near term.
On March 26, 2014, we closed our IPO of 8,500,299 shares of common stock, including 1,108,734 shares sold pursuant to the underwriters’ option to purchase additional shares. Of the total shares sold, 3,717,429 were sold by selling stockholders, and we did not receive any of the proceeds of such sales. The public offering price of the shares sold in our IPO was $13.00 per share. Immediately prior to the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock converted to 13,993,566 shares of common stock and 808,622 shares of common stock were issued in satisfaction of accrued but unpaid dividends to preferred stockholders. We received proceeds from our IPO of $57.8 million, net of underwriting discounts and commissions, but before offering expenses of $4.7 million.
Key Metrics
We regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the three months ended March 31, 2014 and 2013, was 102% and 101%, respectively.
Adjusted EBITDA. EBITDA consists of net income (loss) plus depreciation and amortization, interest expense (income) and income tax expense (benefit). Adjusted EBITDA consists of EBITDA plus our non-cash, stock-based compensation expense, as well as the change in fair value of our warrant liability and compensation expense related to loan forgiveness for certain executives. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles, or GAAP. We have provided below a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect interest or tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP results.
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Net loss	$(21,940)	$(5,037)
Depreciation and amortization	1,129	796
Interest expense	113	5
Interest income	0	0
Income tax expense	99	201
EBITDA	(20,599)	(4,035)
Stock based compensation	174	77
Restricted stock expense	18,683	3,530
Compensation expense related to loan forgiveness	927	—
Puttable stock compensation	14	—
Increase in fair value of contingent consideration liability	82	—
Warrant expense	1,245	497
Adjusted EBITDA	$526	$69

Components of Operating Results
Revenue
Revenue. We primarily generate revenue from the sale of subscriptions and subscription-related professional services. Our subscriptions are multi-year arrangements for software and content, and in certain instances include a transactional component. We derive professional services revenue from implementation, integration and other elements associated with solution and content subscriptions.
We typically invoice subscription customers in advance on an annual basis, with payment due upon receipt of the invoice. We reflect invoiced amounts on our balance sheet as accounts receivable or as cash when collected, and as deferred revenue until earned and recognized as revenue ratably over the performance period. Accordingly, deferred revenue represents the amount billed to customers that has not yet been earned or recognized as revenue, pursuant to agreements executed during current and prior periods, and does not reflect that portion of a contract to be invoiced to customers on a periodic basis for which payment is not yet due.
Subscription Revenue. We derive our subscription revenue from fees paid to us by our customers for access to our solution. We recognize the revenue associated with subscription agreements ratably on a straight-line basis over the term of the agreement, provided all criteria required for revenue recognition have been met.
Professional Services Revenue. Professional services revenue consists primarily of fees charged for implementation, integration, training and other services associated with the subscription agreements entered into with our customers. Generally, we charge for professional services to implement our solution on a time and materials basis.
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel and related costs of our hosting, support, and content teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, software license fees, hosting costs, Internet connectivity, depreciation expenses directly related to delivering our solution, as well as amortization of capitalized software development costs. As we continue to add datacenter capacity and personnel, as well as develop our trade content in advance of anticipated growth, our cost of subscription revenue may increase. We generally expense our cost of subscription revenue as we incur the costs.
Cost of Professional Services Revenue. Cost of professional services revenue consists primarily of personnel and related costs of our professional services team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, the costs of contracted third-party vendors, reimbursable expenses and depreciation, amortization and other allocated costs. As our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expense our cost of professional services revenue as we incur the costs.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes, stock-based compensation and costs of promotional events, corporate communications, online marketing, solution marketing and other brand-building activities, in addition to depreciation, amortization and other allocated costs. We capitalize and amortize commission costs as an expense ratably over the term of the related customer contract in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, we recognize the unamortized portion of any deferred commission cost as an expense immediately upon such termination, when the initial customer contract is signed and upon any renewal as our obligation to pay a sales commission arises at these times. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our business.
Research and Development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and costs of certain third-party contractors, as well as depreciation, amortization and other allocated costs. We capitalize research and development costs related to the development of our solution modules and amortize them over their useful life. We have devoted our solution modules development efforts primarily to enhancing the functionality and expanding the capabilities of our solution. We expect that our research and development expenses will continue to increase in absolute dollars as we increase our research and development headcount to further strengthen and enhance our solution.
General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and depreciation, amortization and other allocated costs. In addition, general and administrative expenses included our expenses related to certain outstanding warrants that had liability accounting prior to our IPO and, as such, any changes in fair value of the warrants was recorded in general and administrative expenses. Subsequent to our IPO, the warrants were exercised and therefore, we will not incur any additional expenses related to the warrants. We have recently incurred, and expect to continue to incur additional expenses as we grow our operations and operate as a public company, including higher legal, corporate insurance, accounting and auditing expenses, and the additional costs of enhancing and maintaining our internal control environment through the adoption of new corporate policies. Excluding the warrant expense, we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our operations, including internationally.
Restricted Stock. Restricted stock expense includes an intrinsic value charge in each financial reporting period presented related to vested restricted shares purchased by certain members of our management. In connection with the purchase of these shares, we loaned, on a nonrecourse basis, certain amounts to the purchasers of these shares to cover related tax liabilities incurred by them. Accordingly, we are accounting for these shares as stock options. All of the restricted stock expense relates to our general and administrative functions. Prior to our IPO, we had the ability to repurchase 50% of these shares under certain conditions. These repurchase rights have lapsed and the shares became fully vested upon the closing of our IPO on March 26, 2014.
In connection with the purchase of these shares, we loaned, on a nonrecourse basis, an aggregate of $960,599 to the purchasers of the shares to cover related tax liabilities incurred by the purchasers. The loans bore interest at an annual rate of 4.75% and were repayable upon the earlier of (i) 15 years following the date of the loans or (ii) upon each sale or other disposition by the purchasers of any shares to a third party, until the balance of the loans has been paid in full. On January 30, 2014, we forgave these loans, which amounted to $1,430,722, inclusive of accrued interest. In addition, we recorded compensation expense of $927,093 in general and administrative expense in our consolidated statement of operations for the three months ended March 31, 2014 related to a bonus provided to the borrowers to offset the tax consequences related to the loan forgiveness.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest income on our cash balances, and interest expense on outstanding debt and capital lease obligations.
Income Tax Expense (Benefit)
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the three months ended March 31, 2014 is exclusively related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We have not yet made a determination regarding the potential impact of these limitations. Moreover, in the event we have future changes in ownership, the availability of net operating losses could be further limited.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the estimates and judgments used for revenue recognition, deferred revenue, stock-based compensation, goodwill, capitalized software costs, and income taxes have the greatest potential impact on our consolidated financial statements, and consider these to be our critical accounting policies and estimates.
During the three months ended March 31, 2014, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our prospectus dated March 20, 2014, and filed with the SEC on March 24, 2014 pursuant to Rule 424(b)(4) under the Securities Act.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenue:
Subscription	$10,510	$8,747
Professional services	4,479	2,846
Total revenue	14,989	11,593

Cost of revenue:
Cost of subscription revenue	3,345	3,005
Cost of professional services revenue	2,900	2,016
Total cost of revenue	6,245	5,021
Gross profit	8,744	6,572

Operating expenses:
Sales and marketing	4,848	3,673
Research and development	2,188	1,941
General and administrative	4,752	2,258
Restricted stock expense	18,683	3,530
Total operating expenses	30,471	11,402
Loss from operations	(21,727)	(4,830)
Interest income	0	0
Interest expense	(113)	(5)
Loss before income taxes	(21,840)	(4,835)
Income tax expense	99	201
Net loss	$(21,939)	$(5,036)

	Three Months Ended March 31,
	2014	2013
Revenue:
Subscription	70%	75%
Professional services	30	25
Total revenue	100	100

Cost of revenue:
Cost of subscription revenue (1)	32	34
Cost of professional services revenue (1)	65	71
Total cost of revenue	42	43
Gross profit	58	57

Operating expenses:
Sales and marketing	32	32
Research and development	15	17
General and administrative	32	19
Restricted stock expense	125	30
Total operating expenses	204	98
Loss from operations	(146)	(41)
Interest income	0	0
Interest expense	(1)	0
Loss before income taxes	(147)	(41)
Income tax expense	1	2
Net loss	(148)%	(43)%

(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Revenue. Revenue for the three months ended March 31, 2014 was $15.0 million, an increase of $3.4 million, or 29.3%, over revenue of $11.6 million for the three months ended March 31, 2013.
Subscription Revenue. Subscription revenue for the three months ended March 31, 2014 was $10.5 million, an increase of $1.8 million, or 20.7%, over revenue of $8.7 million for the three months ended March 31, 2013. The increase in subscription revenue resulted from an increase in the number of large subscriptions from customers, as well as recognition of revenue for a full three months for the new customers added in the three months ended March 31, 2013. We have increased our customer count through our sales and marketing efforts and our acquisition of EasyCargo in September 2013.
Professional Services Revenue. Professional services revenue for the three months ended March 31, 2014 was $4.5 million, an increase of $1.7 million, or 60.7%, over professional services revenue of $2.8 million for the three months ended March 31, 2013. The increase is attributable to an increase in demand for professional services from our expanding customer base as well as services provided to our existing customers.
Cost of Subscription Revenue. Cost of subscription revenue for the three months ended March 31, 2014 was $3.3 million, an increase of $0.3 million, or 10.0%, over cost of subscription revenue of $3.0 million for the three months ended March 31, 2013. As a percentage of subscription revenue, cost of subscription revenue was 31.4% and 34.5% for the three months ended March 31, 2014 and 2013, respectively. The increase in dollar amount resulted from a $0.1 million increase in depreciation, amortization and other allocated costs, an increase of $0.1 million resulting from the cost of new employees hired during the period, and an increase of $0.1 million in outside services costs.
Cost of Professional Services Revenue. Cost of professional services revenue for the three months ended March 31, 2014 was $2.9 million, an increase of $0.9 million, or 45.0%, over cost of professional services revenue of $2.0 million for the three months ended March 31, 2013. As a percentage of professional services revenue, cost of professional services revenue was 64.4% for the three months ended March 31, 2014 and 71.4% for the three months ended March 31, 2013. The increase in dollar amount resulted from an increase of $0.7 million for the costs of new professional services employees hired during the period and employee costs related to the EasyCargo acquisition. There also was an increase of $0.1 million for travel and recruiting costs and a $0.1 million increase in other costs.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2014 were $4.8 million, an increase of $1.1 million, or 29.7%, over sales and marketing expenses of $3.7 million for the three months ended March 31, 2013. As a percentage of revenue, sales and marketing expenses was 32.0% for the three months ended March 31, 2014 and 31.9% for the three months ended March 31, 2013. The increase in dollar amount is due to an increase of $0.7 million resulting from the cost of new employees hired during the period, an increase of $0.3 million in commission expense, an increase of $0.1 million for travel costs and an increase of $0.1 million in other marketing event costs. This was offset by a decrease of $0.1 million in recruiting costs.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2014 were $2.2 million, an increase of $0.3 million, or 15.8%, from research and development expenses of $1.9 million for the three months ended March 31, 2013. As a percentage of revenue, research and development expenses decreased to 14.7% for the three months ended March 31, 2014 from 16.4% for the three months ended March 31, 2013. The increase in dollar amount was due to an increase of $0.1 million resulting from the cost of new employees hired during the period, a $0.1 million increase for travel costs and a $0.1 million increase in depreciation, amortization and other allocated costs.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2014 were $4.8 million, an increase of $2.5 million, or 108.7%, over general and administrative expenses of $2.3 million for the three months ended March 31, 2013. As a percentage of revenue, general and administrative expenses increased to 32.0% for the three months ended March 31, 2014, from 19.8% for the three months ended March 31, 2013. The increase in dollar amount is due to an increase of $0.7 million related to changes in the fair value of warrants issued, an increase of $0.9 million for compensation related to loan forgiveness to certain members of management and an increase of $0.4 million resulting from additional general and administrative employees hired during the period. There also was an increase of $0.1 million in professional fees, a $0.1 million increase in depreciation, amortization and other allocated costs, a $0.1 million in compensation cost related to our puttable common stock and a $0.2 million increase in other costs.

Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2014 was $0.1 million compared to $0.2 million for the three months ended March 31, 2013. Income tax expense (benefit) is primarily related to foreign operations.
Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$(176)	$13
Net cash used in investing activities	(961)	(783)
Net cash provided by (used in) financing activities	47,239	(32)

	March 31,	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$51,212	$5,148
On March 26, 2014, we closed our IPO and received proceeds of $57.8 million, net of underwriting discounts and commissions, but before offering expenses of $4.7 million.
At March 31, 2014, our principal sources of liquidity were cash and cash equivalents totaling $51.2 million and accounts receivable, net of allowance for doubtful accounts of $7.5 million, compared to cash and cash equivalents of $5.1 million and accounts receivable, net of allowance for doubtful accounts of $11.0 million, at December 31, 2013. We bill our customers in advance for annual subscriptions, while professional services are typically billed on a monthly basis as services are performed. As a result, the amount of our accounts receivable at the end of a period is driven significantly by our annual subscription and professional services billings for the last month of the period, and our cash flows from operations are affected by our collection of amounts due from customers for subscription and professional services billings that resulted in the recognition of revenue in a prior period.
Net Cash Flows from Operating Activities
For the three months ended March 31, 2014, net cash used in operating activities was $0.2 million, which reflects our net loss of $21.9 million, adjusted for non-cash charges of $21.3 million consisting primarily of $18.7 million for restricted stock compensation, $1.2 million for the change in the valuation of warrants and $1.1 million for depreciation and amortization. Additionally, we had a $0.4 million increase in our working capital accounts consisting primarily of a decrease of $3.5 million in accounts receivable and a decrease of $3.2 million in deferred revenue.
For the three months ended March 31, 2013, net cash provided by operating activities was less than $0.1 million, which reflects our net loss of $5.0 million, a $1.3 million decrease in deferred revenue, and a $3.0 million decrease in accounts receivable. As of March 31, 2013, both accounts receivable and deferred revenue decreased compared to our fourth quarter of 2012 due to a large concentration of invoices issued in December 2012. Additionally, accrued expenses decreased $1.0 million in the three months ended March 31, 2013 due to the payment of $1.6 million in commissions and an increase in accrued bonus of $0.4 million.
Our deferred revenue was $27.5 million at March 31, 2014 and $30.8 million at December 31, 2013. The decrease in deferred revenue reflects the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which deferred revenue is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue, which are then recognized ratably over the remaining term of the subscription agreement.

Net Cash Flows from Investing Activities
For the three months ended March 31, 2014, net cash used in investing activities was $1.0 million, consisting of various capital expenditures of $0.4 million and capitalization of $0.6 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.
For the three months ended March 31, 2013, net cash used in investing activities was $0.8 million, consisting of various capital expenditures of $0.2 million and capitalization of $0.5 million of software development costs.
Net Cash Flows from Financing Activities
For the three months ended March 31, 2014, net cash provided by financing activities was $47.2 million and consists of proceeds from the sale of common stock in our IPO of $57.8 million offset by the repayment of $7.0 million on our revolving line of credit and $3.8 million paid in offering costs for our IPO.
For the three months ended March 31, 2013, net cash used in financing activities was less than $0.1 million and was primarily for the repayment of capital lease obligations and proceeds from the exercise of stock options.
Line of Credit
During April 2013, we entered into a loan and security agreement with a financial institution that provides a line of credit for up to the lesser of $10 million or 80% of eligible accounts, as defined in the loan and security agreement. Borrowings under this line of credit bear interest each month at an interest rate equal to the prime rate, as defined in the loan and security agreement, plus 1.5% or 2.5% depending on cash balances and the availability of the line of credit. The interest rate as of March 31, 2014 was Prime Rate plus 1.5%. Borrowings under the line of credit are subject to certain reporting and financial covenants, and are secured by substantially all of our assets, excluding intellectual property. The line expires on April 10, 2015. Pursuant to the loan and security agreement, we may not pay dividends to our stockholders. As of March 31, 2014, there was no outstanding balance under this line of credit and we were in compliance with all reporting and financial covenants in the loan and security agreement.
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solution modules and services, the sales and marketing resources needed to further penetrate our targeted markets and gain acceptance of new modules we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solution and services. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. In the future, we may also acquire complementary businesses, solutions or technologies. We have no agreements or commitments with respect to any acquisitions at this time.
We believe our existing cash and cash equivalents, together with the available borrowing capacity under our line of credit and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. During the last three years, inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. We bill our customers predominately in U.S. dollars and receive payment predominately in U.S. dollars. However, because most of our international sales are denominated in the currency of the country where the purchaser is located, as we continue to expand our direct sales presence in international regions, the portion of our accounts receivable denominated in foreign currencies may continue to increase. Historically, our greatest accounts receivable foreign currency exposure has been related to revenue denominated in Euros. In addition, we incur significant costs related to our operations in India in Rupees and since our acquisition of EasyCargo in 2013, we also have foreign currency risk related to our operations in China in Renminbi. As a result of these factors, our results of operations and cash flows are and will increasingly be subject to fluctuations due to changes in foreign currency exchange rates.
Interest Rate Sensitivity. Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our investments, which are primarily cash and cash equivalents, and our debt obligations, we believe there is no material risk of exposure.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of March 31, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective for the purposes stated above.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.
Item 1A.    Risk Factors
Risks Related to Our Business and Solution
If we are unable to attract new customers or our existing customers do not renew their subscriptions, the growth of our business and cash flows will be adversely affected.
To increase our revenue and cash flows, we must regularly add new customers. If we are unable to hire or retain effective sales personnel, generate sufficient sales leads through our marketing programs, or if our existing or new customers do not perceive our solution to be of sufficiently high value and quality, we may not be able to increase sales and our operating results would be adversely affected. In addition, our existing customers have no obligation to renew their subscriptions, and renewal rates may decline or fluctuate due to a number of factors, including customers’ satisfaction with our solution, our professional services, our customer support, our prices and the prices of competing solutions, as well as mergers and acquisitions affecting our customer base, global economic conditions and customers’ spending budgets. The average term of our current customers’ initial agreement with us is approximately 4.2 and 3.6 years for our enterprise and mid-market customers, respectively, and the average remaining contract term for our enterprise and mid-market customers is approximately 2.6 and 2.2 years, respectively. If we fail to sell our solution and services to new customers or if our existing customers do not renew their subscriptions, our operating results will suffer, and our revenue growth, cash flows and profitability may be materially and adversely affected.
The market for cloud-based GTM solutions is at an early stage of development. If this market does not develop or develops more slowly than we expect, our revenue may decline or fail to grow and we may incur additional operating losses.
We derive, and expect to continue to derive, substantially all of our revenue from providing a cloud-based GTM solution and related services. The market for cloud-based GTM solutions is in an early stage of development, and it is uncertain whether these solutions will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of companies to accept our cloud-based GTM solution as an alternative to manual processes, traditional enterprise resource planning software and internally-developed GTM solutions. Some customers may be reluctant or unwilling to use our cloud-based GTM solution for a number of reasons, including existing investments in GTM technology.
Traditional approaches to GTM automation have required, among other things, purchasing hardware and licensing software. Because these traditional approaches often require significant initial investments to purchase the necessary technology and to establish systems that comply with customers’ unique requirements, companies may be unwilling to abandon their current solutions for our cloud-based GTM solution. Other factors that may limit market acceptance of our solution include:
• our ability to maintain high levels of customer satisfaction;
• our ability to maintain continuity of service for all users of our solution;
• the price, performance and availability of competing solutions; and
• our ability to address companies’ confidentiality concerns about information stored outside of their premises.
If companies do not perceive the benefits of our cloud-based GTM solution, or if companies are unwilling to accept our solution as an alternative to traditional approaches, the market for our solution might not continue to develop or might develop more slowly than we expect, either of which would significantly adversely affect our revenues and growth prospects.

The information we source from third parties for inclusion in our Global Knowledge library may not be accurate and complete, our trade experts may make errors in interpreting legal and other requirements when processing this information, and our trade content may not be updated on a timely basis, which can expose our customers to fines and other substantial claims and penalties.
Our customers often use our solution as a system of record and many of our customers are subject to regulation of their products, services and activities. Our Global Knowledge library includes trade content sourced from government agencies and transportation carriers in numerous countries. It is often sourced from text documents and includes import and export regulations, shipping documents, preferential duties and taxes, specifications for free trade agreements, transportation rates, sailing schedules, embargoed country and restricted party lists, and harmonized tariff codes. The information in these text documents may not be accurate and complete. Our team of trade experts transforms these documents into a normalized and propriety knowledgebase, interpretable by software, and in so doing has to interpret the legal and other requirements contained in the source documents. We can provide no assurances that our trade experts do not make errors in the interpretation of these requirements. Furthermore, rules and regulations and other trade content used in our solution change constantly, and we must continuously update our Global Knowledge library. Maintaining a complete and accurate library is time-consuming and costly and we can provide no assurances that our specialists will always make appropriate updates to the library on a timely basis. Errors or defects in updating the trade content we provide to our customers and any defects or errors in, or failure of, our software, hardware, or systems, can result in an inability to process transactions or lead to violations that could expose our customers to fines and other substantial claims and penalties and involve criminal activity. In addition, these errors and delays may damage our reputation with both existing and new customers and result in lost customers and decreased revenue, which could materially and adversely affect our business, revenue and results of operations.
Any of these problems may enable our customers to terminate our agreements or we may be required to issue credits or refunds, and may be subject to product liability, breach of warranty or other contractual claims. We also may be required to indemnify our customers or third parties as a result of any of these problems. Any provisions in our customer agreements intended to limit liability may not be sufficient to protect us against any such claims. Insurance may not be available on acceptable terms, or at all. In addition, any insurance we do have may not cover claims related to specific defects, errors, failures or delays, may not cover indirect or consequential damages, and otherwise may be inadequate, and defending a suit, regardless of its merit, could be costly and divert management’s attention. In general, losses from customers terminating their agreements with us and our cost of defending claims resulting from defects, errors, failures or delays might be substantial, and could have a material adverse effect on our business, financial position, results of operations and cash flows.
Our sales cycle can be long and unpredictable and requires considerable time and expense, which may cause our operating results to fluctuate.
The sales cycle for our solution, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, and can be lengthy. Some of our customers undertake a significant evaluation process that frequently involves not only our solution, but also solutions of our competitors, which may result in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our solution. We have no assurance that the substantial time and money spent on our sales efforts will produce any sales. Furthermore, our sales and marketing efforts in a given period may only result in sales in subsequent periods, or not at all. If we do not realize sales from a customer in the time period expected or at all, our business, operating results and financial condition could be adversely affected.
The complexity of our sales and implementation cycles exposes us to operational risks that we must manage carefully.
The complexity of our sales and implementation cycles makes predicting the time to close a sale and implement our solution difficult, thereby exposing us to operational risks. The length of these cycles depends on our customers’ motivation and the resources they devote to the process. If our sales or implementation cycles are longer than we anticipate, we may face staffing shortages or cost overruns.
If our customers are not satisfied with our solution implementation, we could incur additional costs to address these issues, reducing our professional services revenue and the opportunity to sell additional solution modules to these customers. In addition, any negative publicity related to our customer relationships, regardless of its accuracy, may damage our business by affecting our ability to compete for new business with current and prospective customers.

 We face intense competition, and our failure to compete successfully would make it difficult for us to add and retain customers and would impede the growth of our business.
The GTM solutions market is fragmented, competitive and rapidly evolving. We compete with GTM vendors, traditional enterprise resource planning vendors such SAP and Oracle, and other service providers, as well as with solutions developed internally by enterprises seeking to manage their global trade. Some of our actual and potential competitors may enjoy competitive advantages over us, such as greater name recognition, more varied offerings and larger marketing budgets, as well as greater financial, technical and other resources. Furthermore, some competitors may have best-of-breed solutions to problems created by the unique trading requirements of particular countries. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements or devote greater resources to the promotion and sale of their products and services than we can.
The intensity of competition in the GTM market has resulted in pricing pressure as the market has developed and our competitors very frequently offer substantial price discounts for their products. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies, which could include one or more large software or trade content providers, enter our market. Increased competition could result in additional pricing pressure, reduced sales, shorter term lengths for customer contracts, lower margins or the failure of our solution to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, and our business, financial condition and results of operations will be harmed.
We may expand by acquiring or investing in other companies, which may divert our management’s attention, result in additional dilution to our stockholders and consume resources that are necessary to sustain our business.
Although we have no current agreements or commitments for any acquisitions, our business strategy includes acquiring complementary services, technologies or businesses to augment our solution capabilities and sales platform, particularly in foreign markets. We also may enter into relationships with, or invest in, other businesses to expand our service offerings or our ability to provide service in foreign jurisdictions. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.
An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, solutions, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company’s technology is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. Our acquisitions may not be successfully integrated or any such acquisitions may not otherwise be successful. If our acquisitions are unsuccessful for any reason, our business may be harmed and the value of your investment may decline.
Our success depends in part on our ability to develop and market new and enhanced solution modules, and we may not be able to do so, or do so quickly enough to respond to changes in demand. Even if we anticipate changes in demand, it may be difficult for us to transition existing customers to new versions of our solution.
Our success depends in part on our ability to develop and market new and enhanced solution modules, and to do so on a timely basis. Successful module development and marketing depends on numerous factors, including anticipating customer requirements, changes in technology requirements, our ability to differentiate our solution from those of our competitors, and market acceptance of our solutions. Enterprises are requiring their software application vendors to provide ever increasing levels of functionality and broader offerings. Moreover, our industry is characterized by rapid evolution, and shifts in technology and customer needs. We may not be able to develop and market new or enhanced modules in a timely or cost-effective manner or at all. Our solution also may not achieve market acceptance or correctly anticipate technological changes or the changing needs of our customers or potential customers.
In addition, even if we correctly anticipate changes in technology or demand, it might be difficult for us to transition existing customers to new versions of our solution. Such transitions or upgrades may require considerable professional services effort and expense and customers may choose to discontinue using our solution rather than proceed with a lengthy and expensive upgrade. If customers fail to accept new versions of our solution, if our newest solution contains errors, or if we expend too many resources supporting multiple versions of our solution, we may suffer a material adverse effect on our business, financial position, results of operations and cash flows.
Our cost structure is relatively fixed in the short term, which makes it difficult to reduce our expenses quickly in response to declines in revenue or revenue growth.
Most of our expenses, such as those associated with headcount and facilities, as well as those involved with maintaining our extensive Global Knowledge database, are relatively fixed and can be difficult to reduce in the short term. Our expense levels are based in part on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, our expenses for that quarter may constitute a larger percentage of our operating budget than we planned, causing a disproportionately negative effect on our expected results of operations and profitability for that quarter.
Our solution is complex and customers may experience difficulty in implementing, upgrading or otherwise achieving the benefits attributable to it.
Due to the scope and complexity of the solution that we provide, our implementation cycle can be lengthy and unpredictable. Our solution requires configuration and must integrate with many existing computer systems and applications of our customers and their trading partners. This can be time-consuming and expensive for our customers and can result in delays in the implementation of our solution. As a result, some customers have had, and may in the future have, difficulty implementing our solution successfully or otherwise achieving the expected benefits of our solution. Delayed or ineffective implementation or upgrades of our solution may limit our future sales opportunities, negatively affect revenue, result in customer dissatisfaction and harm our reputation.
We have different revenue recognition policies for professional services depending on our solution deployment model, and, as a result, our revenue, gross profit and operating results may fluctuate substantially from quarter to quarter and be adversely affected depending on the model our customers choose.
We generally employ two different deployment models for our solution and our revenue and operating results may fluctuate substantially from quarter to quarter depending on the model that our customers choose. Customers access our solution using either our cloud-based infrastructure or by deploying our solution on their own premises. Regardless of the delivery model, we sell our solution through subscription agreements that entitle our customers to access our solution and receive support, and we generally charge for professional services to implement the solution on a time and materials basis.
For customers who select our cloud-based solution deployment model, we recognize all revenue for our related professional services as we perform them. For customers who deploy our solution on their own premises, we recognize professional services revenue ratably over the remaining term of the subscription period. However, we recognize the costs of providing professional services as we incur them under either deployment model, and as a result, in any given period where we deliver professional services to on-premises customers, our revenue, gross profit and operating results may fluctuate substantially and will be adversely affected by this different revenue recognition treatment, especially in comparison to professional services delivered to our cloud-based customers.
If unauthorized persons breach our security measures, or those of third parties that provide infrastructure for, or components of, our GTM solution, they could access client data, leading clients to curtail or stop their use of our solution, which could harm our business, financial condition and results of operations.
Our GTM solution involves the storage and transmission of confidential information of customers, including certain financial data. We may also in the course of our service engagements have access to confidential customer information. If unauthorized persons breach our security measures, or those of third parties that provide infrastructure for, or components of, our solution as a result of employee error, malfeasance or otherwise, and, as a result, an unauthorized party obtains access to this confidential data, our reputation and business would suffer, and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until launched against a target. As a result, we and our third-party providers may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our solutions occurs, the market perception of our solution could be harmed and we could lose sales and customers.
Selling our solution and services internationally subjects us to various risks.
Expanding our GTM software solution internationally is important to our growth and profitability. In the fiscal year ended December 31, 2013, 11.0% of our revenue was attributable to sales in international markets, primarily Europe. We intend to expand our sales efforts to other continents, which will require financial resources and management attention and may subject us to new or increased levels of risk. We cannot be assured that we will be successful in creating new international demand for our solution and services.
By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations, and if we are unable to manage these risks effectively, it may harm the growth and profitability of our business.
Engaging in international business inherently involves a number of other difficulties and risks, including:
• changes in foreign currency exchange rates;
• changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;
• burdens of complying with a wide variety of foreign customs, laws and regulations, and with U.S. laws such as the Foreign Corrupt Practices Act;
• increased financial accounting and reporting burdens and complexities;
• changes in diplomatic and trade relationships;
• international terrorism and anti-American sentiment;
• possible future limitations on the ownership of foreign businesses;
• difficulties in enforcing agreements and collecting receivables through certain foreign legal systems or difficulty collecting international accounts receivable or longer accounts receivable payment cycles; and
• less effective protection of intellectual property.
Our exposure to each of these risks may increase our costs, impair our ability to market and sell our solution and services, and require significant management attention. Our business, financial position, results of operations and cash flows may be materially adversely affected by the realization of any of these risks.
Our software is complex and may contain material undetected errors, which could enable or otherwise cause our customers to terminate or not renew their subscriptions, damage our reputation and adversely affect our business, revenue and results of operations.
Our software is inherently complex and, despite extensive testing and quality control, may contain material undetected errors or failures especially when first introduced or as new versions are released. Failures or errors in our software could result in data loss or corruption. We may not find errors in new or enhanced solution modules before we release them and such errors may not be discovered by us or our customers until after we have implemented these modules. These errors in our modules could enable or otherwise cause our customers to terminate or not renew their subscriptions. In addition, they may damage our reputation with both existing and new customers and result in lost customers and decreased revenue, which could materially and adversely affect our business, revenue and results of operations.
Industry consolidation may result in increased competition.
The GTM market is highly fragmented, and we believe that it is likely that some of our existing competitors will consolidate or will be acquired. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. We expect consolidation in the industry as companies attempt to strengthen or maintain their market positions. This could result in competitors with greater financial, technical, sales, marketing, service and other resources than us. The companies resulting from such combinations may eliminate gaps in their solutions, including a lack of integrated or comprehensive trade content, and these combinations may create more intense competition. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, erosion of our margins, and loss of market share, all of which could have a material adverse effect on our business, results of operations and financial condition.
We have a history of losses and we may not achieve or sustain profitability in the future.
We have incurred significant losses since our formation, including net losses of $4.6 million in 2011, $2.1 million in 2012, $14.4 million in 2013 and $21.9 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $102.4 million. As part of our strategy to develop and expand our business, we expect to significantly increase sales and marketing expenses to attract additional customers, as well as research and development expenses to further develop our solution and services. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue or generate revenue from developing new modules and expanding our services could prevent us from attaining or increasing profitability. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. Furthermore, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in continuing or greater losses in future periods. You should not consider our historical revenue growth rates to be indicative of our future performance. We do not expect to be profitable in the foreseeable future and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.
Uncertainty in global economic conditions may adversely affect our business, operating results or financial condition.
Our operations and performance depend on global economic conditions. Challenging or uncertain economic conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and may cause our customers and potential customers to slow, reduce or fail to commence spending on our solution. Furthermore, during challenging or uncertain economic times, our customers may face difficulties gaining timely access to sufficient credit and experience decreasing cash flow, which could affect their willingness to make purchases and their ability to make timely payments to us. Global economic conditions have in the past, and could continue to, have an adverse effect on demand for our solution, on our ability to predict future operating results and on our financial condition and operating results. If global economic conditions remain uncertain or deteriorate, it may materially affect our business, operating results and financial condition.
 Our quarterly results of operations may fluctuate in the future, which could result in volatility in our stock price.
Our quarterly revenue and results of operations have varied in the past and may fluctuate as a result of a variety of factors. If our quarterly revenue or results of operations fluctuate, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to:
• the volume and mix of solution modules sold, which can be influenced by enterprise customer demand for more professional services than our midmarket customers;
• our ability to retain and increase sales to existing customers and attract new customers, particularly as we obtain more revenue from new customers than old customers who add modules to their subscriptions;
• the timing and success of introductions of new modules or upgrades by us or our competitors;
• the strength of the global economy;
• competition, including entry into the industry by new competitors and new offerings by existing competitors;
• the amount and timing of expenditures related to expanding our operations, research and development, or introducing new modules, including challenges related to expanding our significant research and development presence in Bangalore, India given the competitive market for labor in that region; and
• changes in the payment terms for our solution or changes in our revenue recognition policies.
Due to the foregoing factors, and the other risks discussed in this prospectus, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.
Declines in new subscriptions or in the rate of renewal of our subscriptions may not be fully reflected in our current period operating results and could lead to future revenue shortfalls that could affect our results of operations.
In 2013, we derived 74% of our total revenue from subscription agreements. We recognize revenue from these subscriptions over the term of the agreement, and accordingly downturns or upturns in new or renewal subscriptions may not be fully reflected in our current period operating results. If our new and renewal subscriptions in any period decline or fail to grow at a rate consistent with our historical trends, our revenue in future periods could fall short of analysts’ expectations which, in turn, could adversely affect the price of our common stock.

We rely entirely on our own employees to sell and implement our solution and may be at a disadvantage compared to competitors that utilize external channels.
Many enterprise software companies, including some of our competitors, utilize partner networks to sell and deploy their solutions. These partners can include consulting companies of national reputation who may have established relationships with our potential customers. The dedication of a national consulting company to a particular GTM offering enhances the reputation of that offering in the marketplace. To date, we have relied entirely on our own sales and professional services employees to sell and implement our solution, which may put us at a competitive disadvantage. To increase our revenue and cash flows, we must regularly add new customers and maintain the ability to provide them with timely professional services. If we are unable to do so on our own, the market perception of our solution could be harmed and we could suffer a material adverse effect on our business, results of operations and financial condition.
If we lose the services of our Chief Executive Officer or President and Chief Operating Officer, or other members of our senior management team, it could impair our ability to execute our business strategy and our sales and profitability could suffer.
Our success and future growth depend on the skills, working relationships and continued services of our senior management team and in particular, our Chief Executive Officer, James W. Preuninger, and our President and Chief Operating Officer, John W. Preuninger. In the event that we are unable to retain the services of any of these key contributors, we may be unable to execute our business strategy in a timely manner, if at all, which would adversely affect our business, operating results and financial condition.
Our business could be adversely affected if we are unable to attract, integrate and retain key personnel.
Our success in the highly competitive GTM solutions market depends largely on our ability to attract, integrate and retain highly skilled managerial, solution, engineering, trade content and sales and marketing personnel. Competition for these personnel in our industry is intense. We may not be able to attract and retain the appropriately qualified, highly skilled employees necessary for the development of our solution and services and the growth of our business, or to replace personnel who leave our employ in the future. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly global trade subject matter experts, information technology professionals and project managers, could make it difficult to meet key objectives, such as timely and effective upgrades and introductions, penetration and expansion into existing accounts and growth in the GTM solutions market.
Our growth is dependent upon the continued development and retention of our direct sales force and any failure to hire and/or retain these personnel may impede our growth.
We have recently begun investing extensively in our direct sales force. We believe that our future growth will depend on the continued development of this sales force and their ability to obtain new customers, particularly enterprise customers, and to manage our existing customer base. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New sales personnel require significant training and may, in some cases, take more than a year before becoming productive, if at all. If we are unable to hire and develop sufficient numbers of productive direct sales personnel, sales of our GTM solution and related services will suffer and our growth will be impeded.
We are exposed to exchange rate risks on foreign currencies that may adversely affect our business and results of operations.
Because most of our international sales are denominated in the currency of the country where the purchaser is located, as we continue to expand our direct sales presence in international regions, the portion of our accounts receivable and payment obligations denominated in foreign currencies continues to increase. In addition, we incur significant costs related to our operations in India in Rupees, and we also incur costs related to our operations in China in Renminbi which will increase in 2014. As a result, increases or decreases in the value of the U.S. dollar relative to foreign currencies may affect our financial position, results of operations and cash flow. Our largest exposures to foreign exchange rates exist with respect to the Euro, the Rupee and Renminbi, which together represented approximately 9% of revenue and approximately 7% of our cost of revenue in 2013. We do not currently hedge our exposure to fluctuations in foreign exchange rates. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative effect on our operating results.

Interruptions or delays in the delivery of our GTM solution could impair the availability or use of our solution, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.
We host our GTM software solution from co-location facilities located in Jacksonville, Florida and Carlstadt, New Jersey. We host our CTM solution from a single co-location facility located in Shanghai, China.
Design or mechanical errors, power losses, spikes in usage volume, hardware failures, systems failures, communications failures, failure to follow system protocols and procedures, intentional bad acts, natural disasters, war, terrorist attacks or security breaches, including cyber attacks, could cause our systems to fail, resulting in interruptions in our service.
Other interruptions or delays in delivering our GTM and CTM solutions can result from changes to or termination of our arrangements with the owners of the facilities. The owners of our facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to one or more new data center facilities, and we may incur significant costs and possible service interruption in doing so.
In addition, our Jacksonville data center’s location may make it relatively susceptible to tropical storms and hurricanes, which, depending on severity, could also cause interruptions or delays in the delivery of our solution. All of our GTM solutions are hosted primarily from our Jacksonville facility, and our Carlstadt facility acts as a disaster recovery site that can host our solution following a catastrophic event at our Jacksonville co-location facility. For customers who do not have real time replication of their data to our Carlstadt facility, it can take us a substantial amount of time to migrate them to Carlstadt and restore functionality for them.
Many of our customers may consider our GTM solution to be “mission critical,” and any delay in restoring our solution may be unacceptable to customers. Any equipment failures and delays in restoring our solution could enable or otherwise cause our customers to terminate or not renew their subscriptions. In addition, they may damage our reputation with both existing and new customers and result in lost customers and decreased revenue, which could materially and adversely affect our business, revenue and results of operations.
If we fail to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.
We have offices in the United States, Germany, India and China, and plan to continue our international expansion. Managing a geographically dispersed workforce in multiple time zones in compliance with diverse local laws and customs is challenging. If we fail to manage our international workforce effectively, our business, financial condition and results of operations could be adversely affected.
Political, economic, social and other factors in India and China may adversely affect our operations and our ability to achieve our business objectives.
We have offices in Bangalore, India, in which the majority of our engineers are situated. Since the early 1990s, the Indian government has been implementing an economic structural reform program with the objective of liberalizing India’s exchange and trade policies, reducing the fiscal deficit, controlling inflation, promoting a sound monetary policy, reforming the financial sector, and placing greater reliance on market mechanisms to direct economic activity. While economic liberalization efforts in India continue, there can be no assurance that these economic reforms will persist, and that any newly elected government will continue the program of economic liberalization of previous governments. In addition, despite the economic reforms, India continues to have relatively poor business conditions.
India has also experienced terrorist attacks in the past decade. Religious and border disputes persist and remain pressing problems. Military hostilities and civil unrest in Afghanistan, Iraq and other Asian countries persist. These events could adversely influence the Indian economy and, as a result, materially and adversely affect our operations and our ability to achieve our business objectives.
We conduct our business in China through our EasyCargo Chinese subsidiary. The results of operations and future prospects of our Chinese subsidiary are subject to evolving economic, political and social developments in China. In particular, these results may be adversely affected by changes in China’s political, economic and social conditions, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, and changes in the rates or methods of taxation. Also, Chinese commercial laws, regulations and interpretations applicable to non-Chinese owned market participants such as us are continually changing. These laws, regulations and interpretations could impose restrictions on our ownership or operations of our interests in China and could have a material adverse effect on our business.
Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiary.
Our Chinese subsidiary is subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. As a result of the forgoing, it may be difficult for us to obtain swift or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations.
We may be exposed to liabilities under the FCPA and anti-corruption laws, including those under Chinese law, and any determination that we violated these laws could have a material adverse effect on our business.
We are subject to the U.S. Foreign Corrupt Practice Act of 1977, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. Through our EasyCargo Chinese subsidiary, we have agreements with more than 35 customers that are subject to Chinese law. China also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by our employees, consultants or sales agents, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be ineffective, and our employees, consultants or sales agents may engage in conduct for which we might be held responsible. Violations of the FCPA or anti-corruption laws, including such anti-corruption laws in China, may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by EasyCargo or any other company in which we invest or that we acquire.
We may need substantial additional funding and we may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our solution development programs.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to enhance existing and develop new modules, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired. In that case, we may not be able to, among other things, develop or enhance our solution, continue to expand our sales and marketing, acquire complementary technologies, solutions or businesses, expand operations in the United States or internationally, hire, train and retain employees, or respond to competitive pressures or unanticipated working capital requirements. Our failure to do any of these things could have a material adverse effect on our business, financial condition, and operating results.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.
We are subject to income taxes in both the United States and various foreign jurisdictions, and we may take certain income tax positions on our tax returns with which tax authorities may disagree. When necessary, we provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions. However, the calculation of our tax liabilities involves the application of complex tax regulations to our global operations in many jurisdictions. Therefore, any dispute with any tax authority may result in a payment that is materially different from our current estimate of the tax liabilities associated with our returns.
Changes in tax laws or tax rulings could materially affect our effective tax rate. There are several proposals to reform United States tax rules being considered by law makers, including proposals that may reduce or eliminate the deferral of United States income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the U.S. federal income tax rate, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the United States. At December 31, 2013, we had net operating loss carryforwards for federal income tax purposes of approximately $55.0 million. Our future reported financial results may be adversely affected by tax rule changes which restrict or eliminate our ability to utilize net operating loss carry-forwards, claim foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.
Our ability to use our net operating loss carryforwards may be subject to limitation.
Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. Our prior business acquisitions, and closing of this offering, alone or together with transactions that may occur in the future, could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of our prior business acquisitions, of this offering, sales of common stock by our existing stockholders or additional sales of common stock by us after this offering, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change will occur as a result of this offering, or whether there have been one or more ownership changes since our inception, due to the costs and complexities associated with such study. Accordingly, our ability to use our net operating loss carryforwards to reduce future tax payments may be currently limited or may be limited as a result of this offering or any future issuance of shares of our stock.
If we are unable to manage our expected growth, our performance may suffer.
Our business has grown rapidly, and if we are successful in executing our business strategy, this growth will continue as we leverage our existing customer relationships, expand internationally, increase our solution offerings and execute strategic acquisitions. We will need to continue to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities, increase our sales force and expand our professional services team. It is possible that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations and growth requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.
Our loan and security agreement with our lender contains operating and financial covenants that may restrict our business and financing activities.
We are party to a loan and security agreement in connection with our revolving line of credit. As of March 31, 2014, there was no outstanding balance under this line of credit. Borrowings under the loan and security agreement are secured by substantially all of our assets, excluding intellectual property. Our loan and security agreement contains customary restrictions and requires us to maintain a minimum cash balance in an account we maintain with our lender and availability on the line of credit, as well as minimum EBITDA.
The operating and financial restrictions and covenants in the loan and security agreement, as well as any future financing agreements that we may enter into, restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. From time to time we may be required to seek waivers, a forbearance or an amendment to the loan and security agreement in order to maintain compliance with these covenants, and there can be no certainty that any such waiver, amendment or forbearance will be available, or what the cost of such waiver, amendment or forbearance, if obtained, would be. A breach of any of these covenants could result in a default under the loan and security agreement, which could cause all of the outstanding indebtedness under our line of credit to become immediately due and payable, terminate all commitments to extend further credit and permit our lender to take possession of and sell our assets pledged as collateral.
If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively affect our ability to continue as a going concern.
Risks Related to Our Intellectual Property
We may not be able to adequately protect our intellectual property rights in internally developed software and other materials and efforts to protect them may be costly.
Our ability to compete effectively depends in part upon our ability to protect our intellectual property rights in our software and other materials that we have developed internally. We hold no issued or pending patents and have relied largely on copyright, trade secret and, to a lesser extent, trademark laws, as well as confidentiality procedures and agreements with our employees, consultants, customers and vendors, to control access to, and distribution of technology, software, documentation and other confidential information. Despite these precautions, it may be possible for a third party to copy, reverse engineer or otherwise obtain, use or distribute our technology, software and/or documentation without authorization. If this were to occur, we could lose revenue as a result of competition from products infringing or misappropriating our technology and intellectual property and we may be required to initiate litigation to protect our proprietary rights and market position.
United States copyright and trade secret laws offer us only limited protection and the laws of some foreign countries protect proprietary rights to an even lesser extent. Accordingly, defense of our proprietary technology may become an increasingly important issue as we continue to expand our operations and technology development into countries that provide a lower level of intellectual property protection than the United States. Policing unauthorized use of our technology is difficult and the steps we take may not prevent misappropriation of the technology we rely on. If competitors are able to use our technology without recourse, our ability to compete would be harmed and our business would be materially and adversely affected.
We may elect to initiate litigation in the future to enforce or protect our proprietary rights or to determine the validity and scope of our rights or the rights of others. That litigation may not be ultimately successful and could result in substantial costs to us, the reduction or loss in intellectual property protection for our technology, the diversion of our management attention and harm to our reputation, any of which could materially and adversely affect our business and results of operations.
Assertions by any other third party that we infringe its intellectual property, whether successful or not, could subject us to costly and time-consuming litigation and expensive licenses.
The software and technology industries are characterized by frequent litigation based on allegations of infringement or other violations of patents, copyrights, trademarks, trade secrets or other intellectual property rights. For example, in 2011 a non-practicing entity claimed that our solution infringed one of its patents. Although we successfully defended this claim, we cannot be certain that our solution and services do not infringe the intellectual property rights of other third parties. Additionally, because our software is integrated with our customers’ business processes and other software applications, third parties may bring claims of infringement or misappropriation against us, as well as our customers and other software suppliers. Claims of alleged infringement of intellectual property rights of third parties could be asserted against us in the future. We cannot be sure that we would prevail against any such asserted claim. In addition to possible claims with respect to our proprietary information, some of our solution modules contain technology developed by and licensed from third parties and we may likewise be susceptible to infringement or misappropriation claims with respect to these third party technologies.
Claims of alleged infringement of third party intellectual property rights may have a material adverse effect on our business. Any intellectual property rights claim made against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle, and could divert management attention and financial resources. An adverse determination could prevent us from offering our modules or services to our customers and may require that we procure or develop substitute modules or services that do not infringe. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. We may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Furthermore, many of our license agreements require us to indemnify and defend our customers for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our services and solution in any subsequent litigation in which we are a named party. Moreover, such infringement claims may harm our relationships with our existing customers and may deter future customers from purchasing our solution on acceptable terms, if at all.
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of employees’ former employers.
We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our employees’ former employers. Litigation may be necessary to defend against these claims. If we fail in defending against such claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are essential to our solution if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. In addition, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop, market and support new solution modules or enhancements to existing modules, which could severely harm our business. Even if we are successful in defending against these claims, such litigation could result in substantial costs and distract management.
Evolving regulation of the Internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.
As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet and cloud computing are critical components of our business model. For example, we believe that increased regulation is likely in the area of data privacy on the Internet, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for solutions accessed via the Internet and restricting our ability to store, process and share certain data with our clients via the Internet. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could have a material adverse effect on our business.
Risks Related to Ownership of Our Common Stock
The concentration of our capital stock ownership with insiders upon the completion of this offering will limit your ability to influence corporate matters.
As of March 31, 2014, our executive officers, employees, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, approximately 66.6% of the shares of our common stock outstanding. As a result, these executive officers, directors and principal stockholders, were they to act together, would be able to significantly influence most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. Those stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could have material adverse effect on the market price of our common stock.
The market price for our common stock may be volatile.
Fluctuations in the price of our common stock could contribute to the loss of all or part of your investment. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our common stock. In such circumstances, the trading price of our common stock may not recover and may experience a further decline.
The market price for our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control. Factors affecting the trading price of our common stock may include:
• actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

• changes in the market’s expectations about our operating results;
• the effects of seasonality on our business cycle;
• success of competitive solutions and services;
• our operating results failing to meet the expectation of securities analysts or investors in a particular period or failure of securities analysts to publish reports about us or our business;
• changes in financial estimates and recommendations by securities analysts concerning our company, the GTM market, or the software industry in general;
• operating and stock price performance of other companies that investors deem comparable to us;
• news reports relating to trends in global trade, including changes in estimates of the future size and growth rate of our markets;
• announcements by us or our competitors of acquisitions, new offerings or improvements, significant contracts, commercial relationships or capital commitments;
• our ability to market new and enhanced solution modules on a timely basis;
• changes in laws and regulations affecting our business;
• commencement of, or involvement in, litigation involving our company, our general industry, or both;
• changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
• the volume of shares of our common stock available for public sale;
• any major change in our board or management;
• sales of substantial amounts of common stock by our directors, executive officers or principal stockholders or the perception that such sales could occur; and
• general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
 Broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. The stock market in general and the market for technology companies and software companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in the market for technology or software stocks or the stocks of other companies which investors perceive to be similar to us, the opportunities in the GTM market or the stock market in general, could depress our stock price regardless of our business, prospects, financial conditions or results of operations.
In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against the affected company. This type of litigation, even if unsuccessful, could be costly to defend and distract our management.
The recently enacted JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in our company and adversely affect the market price of our common stock.
The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an emerging growth company until the earliest of:
• the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
• the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

• the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and
• the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) have been required to file annual and quarterly reports under the Securities Exchange Act of 1934 for a period of at least 12 months, and (c) have filed at least one annual report pursuant to the Securities Act of 1934.
 Under this definition, we are an emerging growth company and could remain an emerging growth company until as late as December 31, 2019.
The JOBS Act provides that, so long as we qualify as an emerging growth company, we will, among other things:
• be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;
• be exempt from the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer;
• be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and
• be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.
We currently intend to take advantage of some or all of the reduced regulatory and reporting requirements available to us so long as we qualify as an “emerging growth company,” except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our common stock may be materially and adversely affected.
We are subject financial and other reporting and corporate governance requirements that may be difficult for us to satisfy. Corporate governance and public disclosure regulations may result in additional expenses and continuing uncertainty.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the New York Stock Exchange, which will impose significant compliance obligations upon us, particularly after we are no longer an emerging growth company. These obligations will require a commitment of additional resources and divert our senior management’s time and attention from our day-to-day operations. We may not be successful in complying with these obligations, and compliance with these obligations will be time-consuming and expensive.
The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We are and will continue to be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management's attention may be diverted from other business concerns, which could adversely affect our business.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
 If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in our financial statements and our company, which could have an adverse effect on our business and stock price.
In order to provide reliable financial reports, mitigate the risk of fraud and operate successfully as a publicly traded company, we must maintain effective control over our financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.
Commencing with our fiscal year ended December 31, 2015, we will be required to assess the effectiveness of our internal control over financial reporting as of the end of that fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting that is identified by management. Once we are no longer an emerging growth company, our independent registered public accounting firm will also be required to consider our internal controls over financial reporting and express an opinion as to their effectiveness. If our management or our independent registered public accounting firm identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to conclude that such internal control is effective. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. If we are unable to conclude that our internal control over financial reporting is effective, or, when we are no longer an emerging growth company, if our independent registered public accounting firm is unable to express an opinion that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a materially adverse effect on our stock price.
If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our common stock could decline.
The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If one or more of the analysts who cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline.
We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on the appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our common stock and covenants in our loan and security agreement also prevent us from paying cash dividends. We currently intend to retain any future earnings to fund our future growth and do not expect to declare or pay any dividend on shares of our common stock in the foreseeable future. As a result, you may only realize a gain on your investment in our common stock if the market price of our common stock appreciates and you sell your shares at a price above your cost after accounting for any taxes. The price of our common stock may not appreciate in value or ever exceed the price at which our stockholders purchased their shares.

Anti-takeover provisions in our certificate of incorporation and bylaws, as well as provisions in Delaware law, might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions: (i) dividing our board of directors into three classes with staggered three-year terms; (ii) denying cumulative voting rights to stockholders; (iii) specifying that directors may be removed by our stockholders only for cause upon the vote of two thirds or more of our outstanding common stock; (iv) specifying that the authorized number of directors may be changed only by resolution of the board of directors; (v) eliminating the right of stockholders to act by written consent without a meeting; (vi) specifying that only our chairman of the board, Chief Executive Officer or the board of directors may call a special meeting of stockholders; (vii) limiting stockholder proposals to nominate director candidates to those for which timely advance notice was provided; and (viii) limiting stockholder amendments of the foregoing provisions to a vote of at least two thirds of our outstanding common stock. These provisions, alone or together, could delay hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.
Future sales, or the availability for sale, of our common stock may cause our stock price to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. As of March 31, 2014, we had 25,210,530 shares of common stock outstanding. All shares of our common stock sold in the IPO are freely transferable without restriction or additional registration under the Securities Act of 1933. The remaining shares outstanding will be available for sale upon the expiration of the 180-day lock-up period, which expires on September 16, 2014, if applicable, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act of 1933. Any or all of these shares may be released prior to expiration of the lock-up period at the discretion of the lead underwriter for the IPO. To the extent these shares are sold into the market, the market price of our common stock could decline.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On March 26, 2014, immediately prior to the closing of our IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted to 13,993,566 shares of common stock. The issuance of such shares of common stock was exempt from the registration requirements the Securities Act pursuant to Section 3(a)(9) and Section 4(a)(2) thereof.
Also in connection with the closing of our IPO, we issued 808,622 shares of common stock in satisfaction of accrued but unpaid dividends to preferred stock shareholders. The issuance of such shares of common stock was exempt from the registration requirements the Securities Act pursuant to Section 4(a)(2) thereof.
During the three months ended March 31, 2014, we issued and sold to employees, former employees and other service providers an aggregate of 225,343 shares of our common stock upon the exercise of options under the 2002 plan at exercise prices ranging from $0.37 to $3.29 per share, for an aggregate exercise price of approximately $339,252. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.
During the three months ended March 31, 2014, we issued 184,020 shares of common stock pursuant to the cashless net exercise of a warrant to purchase our common stock without registration under the Securities Act. The shares of common stock issued pursuant to the cashless net exercise of the warrant were not registered under the Securities Act in reliance upon an exemption from registration available under Section 4(a)(2) thereof.

Use of Proceeds
On March 26, 2014, we closed our IPO of 8,500,299 shares of common stock, including 1,108,734 shares sold pursuant to the underwriters’ option to purchase additional shares. Of the total shares sold, 3,717,429 shares were sold by selling stockholders, and we did not receive any of the proceeds of such sales. The public offering price of the shares sold in our IPO was $13.00 per share. All outstanding shares of redeemable convertible preferred stock were automatically converted into 13,993,566 shares of common stock immediately prior to the closing of the IPO. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-193858), which was declared effective by the SEC on March 20, 2014. The offering did not terminate until after the sale of all of the shares registered on the registration statement. Stifel, Nicolaus & Company, Incorporated served as the sole book-running manager of the offering, Pacific Crest Securities LLC served as co-lead manager and Canaccord Genuity Inc., Needham & Company, LLC and Raymond James & Associates, Inc. served as co-managers.
We received proceeds from our IPO of $57.8 million, net of underwriting discounts and commissions of $4.4 million, but before offering expenses of $4.7 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. We anticipate using the net proceeds of the IPO for general corporate and working capital purposes, which may include hiring additional personnel, investing in sales and marketing, research and development and infrastructure, although we have not currently determined with certainty any specific allocation of our proceeds with respect to these items. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products, services, technologies or other assets. We have not entered into any agreements or commitments with respect to any investments or acquisitions at this time. As of March 31, 2014, we have used a portion of the proceeds for the repayment of debt and general corporate purposes. We currently have no other specific plans for the use of the net proceeds to us from the IPO. We have broad discretion in the application of the net proceeds of the IPO. Pending their use, we plan to invest the net proceeds in a variety of capital preservation investments, including short-term, investment-grade and interest-bearing instruments.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
Not applicable.
Item 6.        Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBER ROAD, INC.

Dated: May 14, 2014	By:	/s/ THOMAS E. CONWAY
Thomas E. Conway
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith
** Furnished herewith
† In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.