Form 10-Q
period 2014-09-30
Amber Road, Inc.
filed 2014-11-07
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

On November 7, 2014, the registrant had outstanding 25,447,157 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2014

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, including those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. As used in this report, the terms "Amber Road", "we", "us", and "our" mean Amber Road, Inc. and its subsidiaries unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$40,572,930	$5,147,735
Accounts receivable, net	12,727,913	11,017,671
Unbilled receivables	258,195	144,067
Deferred commissions	3,128,933	2,983,400
Prepaid expenses and other current assets	1,673,601	869,108
Deferred offering costs	—	2,786,376
Total current assets	58,361,572	22,948,357
Property and equipment, net	13,069,412	13,102,380
Goodwill	24,476,157	24,476,157
Other intangibles, net	1,058,903	1,201,034
Deferred commissions	6,538,518	7,066,512
Deposits and other assets	1,127,151	1,302,681
Total assets	$104,631,713	$70,097,121
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of obligations under capital leases	$1,293,314	$1,022,176
Accounts payable	883,874	2,568,161
Accrued expenses	6,655,256	9,081,554
Deferred revenue	25,438,165	26,115,001
Total current liabilities	34,270,609	38,786,892
Capital lease obligations, less current portion	2,224,363	2,068,308
Deferred revenue, less current portion	1,639,421	4,641,631
Revolving credit facility	—	6,978,525
Other noncurrent liabilities	2,311,531	3,981,889
Total liabilities	40,445,924	56,457,245
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock and puttable common stock:
Series A Redeemable Convertible Preferred Stock, no par value. Authorized, issued, and outstanding, none and 6,725,000 shares at September 30, 2014 and December 31, 2013, respectively	—	8,900,911
Series B Redeemable Convertible Preferred Stock, no par value. Authorized, issued, and outstanding, none and 1,853,568 shares at September 30, 2014 and December 31, 2013, respectively	—	6,617,778
Series C Redeemable Convertible Preferred Stock, no par value. Authorized, issued, and outstanding, none and 5,227,761 shares at September 30, 2014 and December 31, 2013, respectively	—	20,187,957
Series D Redeemable Convertible Preferred Stock, no par value. Authorized, issued, and outstanding, none and 2,669,384 shares at September 30, 2014 and December 31, 2013, respectively	—	10,818,014
Series E Redeemable Convertible Preferred Stock, no par value. Authorized, issued and outstanding, none at September 30, 2014; Authorized 6,709,007 shares, issued and outstanding 4,472,671 shares at December 31, 2013	—	28,248,692
Puttable common stock, no par value, issued and outstanding, none and 197,914 shares at September 30, 2014 and December 31, 2013, respectively	—	2,148,007
Total redeemable convertible preferred stock and puttable common stock	—	76,921,359
Stockholders’ equity (deficit):
Common stock, $0.001 par value at September 30, 2014, no par value at December 31, 2013. Authorized, 100,000,000 and 38,100,100 shares at September 30, 2014 and December 31, 2013, respectively; issued and outstanding 25,447,157 and 5,005,911 shares at September 30, 2014 and December 31, 2013, respectively	25,447	15,221,195
Additional paid-in capital	171,489,117	—
Accumulated other comprehensive loss	(544,320)	(485,917)
Accumulated deficit	(106,784,455)	(78,016,761)
Total stockholders’ equity (deficit)	64,185,789	(63,281,483)
Total liabilities and stockholders’ equity (deficit)	$104,631,713	$70,097,121

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Subscription	$11,441,819	$9,827,099	$32,582,297	$27,242,428
Professional services	4,981,001	3,558,641	14,638,476	9,677,762
Total revenue	16,422,820	13,385,740	47,220,773	36,920,190
Cost of revenue (1):
Cost of subscription revenue	3,778,873	3,314,294	10,775,454	9,504,416
Cost of professional services revenue	3,224,945	2,392,352	9,467,835	6,748,785
Total cost of revenue	7,003,818	5,706,646	20,243,289	16,253,201
Gross profit	9,419,002	7,679,094	26,977,484	20,666,989
Operating expenses (1):
Sales and marketing	4,717,795	4,103,382	14,680,287	11,868,510
Research and development	2,492,531	2,051,430	7,060,149	5,825,681
General and administrative	4,249,190	2,801,763	12,301,061	7,684,449
Restricted stock expense	—	1,993,543	18,683,277	8,705,754
Total operating expenses	11,459,516	10,950,118	52,724,774	34,084,394
Loss from operations	(2,040,514)	(3,271,024)	(25,747,290)	(13,417,405)
Interest income	1,615	211	1,919	18,239
Interest expense	(48,546)	(51,210)	(217,440)	(75,403)
Loss before income taxes	(2,087,445)	(3,322,023)	(25,962,811)	(13,474,569)
Income tax expense	150,901	169,472	400,450	412,040
Net loss	(2,238,346)	(3,491,495)	(26,363,261)	(13,886,609)
Accretion of redeemable convertible preferred stock and puttable common stock	—	(1,212,764)	(2,416,505)	(3,638,292)
Net loss attributable to common stockholders	$(2,238,346)	$(4,704,259)	$(28,779,766)	$(17,524,901)

Net loss per common share (Note 10):
Basic and diluted	$(0.09)	$(1.25)	$(1.52)	$(4.67)

Weighted-average common shares outstanding (Note 10):
Basic and diluted	25,299,109	3,777,828	18,962,601	3,756,614

(1) Includes stock-based compensation as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of subscription revenue	$113,555	$23,051	$149,068	$57,077
Cost of professional services revenue	82,672	11,955	94,746	28,081
Sales and marketing	125,171	23,028	167,208	53,561
Research and development	185,660	16,553	245,506	30,504
General and administrative	482,280	91,606	672,134	166,704
	$989,338	$166,193	$1,328,662	$335,927

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(2,238,346)	$(3,491,495)	$(26,363,261)	$(13,886,609)
Other comprehensive loss:
Foreign currency translation	(10,568)	(262,028)	(58,403)	(249,214)
Total other comprehensive loss	(10,568)	(262,028)	(58,403)	(249,214)
Comprehensive loss	$(2,248,914)	$(3,753,523)	$(26,421,664)	$(14,135,823)

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(26,363,261)	$(13,886,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,616,780	2,538,981
Bad debt expense	20,953	47,944
Stock-based compensation	1,328,662	335,927
Loss on asset impairment	11,964	30,261
Restricted stock non-cash compensation	18,683,277	8,705,754
Compensation related to puttable common stock	41,073	4,564
Increase in fair value of contingent consideration liability	122,826	2,382
Non-cash interest expense related to debt	—	21,290
Change in fair value of warrant liability	1,244,635	1,475,959
Amortization of debt financing costs	39,905	7,906
Changes in operating assets and liabilities:
Accounts receivable	(1,736,510)	62,530
Unbilled receivables	(115,333)	(22,012)
Prepaid expenses and other current assets	(458,465)	(2,727,424)
Accounts payable	(818,796)	453,848
Accrued expenses	(973,538)	940,985
Other liabilities	(66,863)	(15,235)
Deferred revenue	(3,679,116)	(891,770)
Net cash used in operating activities	(9,101,807)	(2,914,719)
Cash flows from investing activities:
Capital expenditures	(641,197)	(814,953)
Addition of capitalized software development costs	(1,529,459)	(1,653,770)
Acquisition, net of cash acquired of $85,310	—	(1,914,768)
Cash received (paid) for deposits	116,828	(34,157)
Decrease in restricted cash	56,409	—
Net cash used in investing activities	(1,997,419)	(4,417,648)
Cash flows from financing activities:
Proceeds from revolving line of credit	—	6,178,525
Payments on revolving line of credit	(6,978,525)	(500,000)
Debt financing costs	—	(31,623)
Repayments on capital lease obligations	(860,651)	(187,110)
Proceeds from the exercise of stock options	823,152	29,750
Proceeds from the exercise of common stock warrant	40,452	—
Payment of offering costs	(4,266,455)	(207,100)
Proceeds from initial public offering, net of underwriting discounts and commissions	57,824,899	—
Net cash provided by financing activities	46,582,872	5,282,442
Effect of exchange rate on cash and cash equivalents	(58,451)	(344,142)
Net increase (decrease) in cash and cash equivalents	35,425,195	(2,394,067)
Cash and cash equivalents at beginning of period	5,147,735	4,279,821
Cash and cash equivalents at end of period	$40,572,930	$1,885,754
Supplemental disclosures of cash flow information:
Accretion of Series E Preferred Stock	$2,289,793	$3,557,967
Accretion of Series A, B, C, D and E issuance costs	91,065	80,325
Accretion of puttable common stock	35,647	8,913
Cash paid for interest	217,440	372
Non-cash property and equipment acquired under capital lease	1,287,844	1,292,773
Non-cash property and equipment purchases in accounts payable	2,819	33,283
Non-cash conversion of Series A, B, C, D and E preferred stock	77,139,408	—
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

(2)	Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries located in India, China and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2013 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our prospectus dated March 20, 2014, filed with the Securities and Exchange Commission (SEC) on March 24, 2014 pursuant to Rule 424(b)(4) under the Securities Act.
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
(e) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the balance sheet date to be cash equivalents. Cash and cash equivalents at September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$40,572,406	$5,147,360
Money market accounts	524	375
	$40,572,930	$5,147,735
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market accounts	$524	$524	$—	$—
Restricted cash:
Money market accounts	282,050	282,050	—	—
Total assets measured at fair value on a recurring basis	$282,574	$282,574	$—	$—

Liabilities:
Acquisition contingent consideration liability	$454,122	$—	$—	$454,122
Total liabilities measured at fair value on a recurring basis	$454,122	$—	$—	$454,122

		Fair Value Measurements Using
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market accounts	$375	$375	$—	$—
Restricted cash:
Money market accounts	338,459	338,459	—	—
Total assets measured at fair value on a recurring basis	$338,834	$338,834	$—	$—

Liabilities:
Acquisition contingent consideration liability	$331,296	$—	$—	$331,296
Warrants	1,726,862	—	—	1,726,862
Total liabilities measured at fair value on a recurring basis	$2,058,158	$—	$—	$2,058,158
Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant.
Prior to our IPO, the change in the value of the warrant liability in the table below is based on changes in fair value as determined using Level 3 inputs. The changes in fair value are primarily the result of increases in the fair value of our common stock. The reconciliation of the warrant liability and the acquisition contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

		Acquisition
		Contingent
	Warrant	Consideration
	Liability	Liability
Balance at December 31, 2013	$1,726,862	$331,296
Mark to estimated fair value recorded as general and administrative expense	1,244,635	122,826
Exercise of common stock warrants	(2,971,497)	—
Balance at September 30, 2014	$—	$454,122

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Company A	10%	*	10%	*
Company B	*	*	*	*
Company C (1)	*	10%	*	10%

	September 30,	December 31,
	2014	2013
Accounts Receivable:
Company A	*	10%
Company B	10%	*
Company C (1)	*	13%

* Less than 10%
(1) Company C has notified us of their intention not to renew its subscription at the end of its current term ending December 31, 2014
(i) Revenue
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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
Other Revenue Items
Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and, therefore, is not included in revenue and cost of revenue in the consolidated statements of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included in professional services revenue and cost of professional services revenue for the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013 were $160,235, $132,192, and $453,972, $345,878, respectively.
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
(k) Deferred Commissions
We defer commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and deferred upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related noncancelable customer contract and are recoverable through the related future revenue streams. Our commission costs deferred for the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013 were $526,848, $1,501,629, and $2,496,277, $4,696,780, respectively. Amortization of deferred commissions for the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013 were $918,743, $775,380, and $2,878,738, $2,149,490, respectively.
(l) Stock-Based Compensation
We recognize stock-based compensation as an expense in the consolidated financial statements and measure that cost based on the estimated grant-date fair value using the Black-Scholes option pricing model.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(m) Geographic Information
Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Country	2014	2013	2014	2013
United States	$13,914,071	$11,891,632	$40,764,602	$33,039,451
International	2,508,749	1,494,108	6,456,171	3,880,739
Total revenue	$16,422,820	$13,385,740	$47,220,773	$36,920,190
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
In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance was effective for fiscal years and interim periods after December 15, 2013.  The adoption of ASU 2013-11 in 2014 did not have a material impact on our consolidated financial statements.

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
As it relates to the contingently issuable equity consideration, the shareholders of EasyCargo will retain the 66,077 shares if the CTM revenue targets are met in 2014, 2015 or for the cumulative period from January 1, 2013 through December 31, 2015. For accounting purposes, the fair value of these shares are classified within other noncurrent liabilities in the consolidated balance sheet and are being marked-to-market at each reporting date until issued or forfeited. At September 30, 2014 and December 31, 2013, the fair value of these shares was $250,822 and $149,196, respectively.
The shareholders of EasyCargo will retain the remaining 32,556 contingently issuable shares in the event that EasyCargo’s founder maintains employment with the EasyCargo subsidiary through December 31, 2015. For accounting

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

purposes, a portion of the value of these shares held by the founder of EasyCargo is being recorded as compensation expense over the required employment term. Additionally, at December 31, 2013, the value of these shares was included within temporary equity as puttable common stock. As of September 30, 2014, 13,012 shares have been issued and 19,544 are considered contingently issuable shares.
The arrangement requires us to pay additional earnout consideration of 50% of CTM revenues in excess of $7,700,000 for the period from January 1, 2013 through December 31, 2015, subject to a maximum earnout payment of $2,500,000. We have the option to pay any amounts due related to this contingency in cash or shares of our common stock. For accounting purposes, the fair value of this contingent consideration is classified within other noncurrent liabilities in the consolidated balance sheet and is being marked-to-market at each reporting date through December 31, 2015, which is the end of the earnout period. At September 30, 2014 and December 31, 2013, the fair value of this contingent consideration was $203,300 and $182,100, respectively.
The revenue and net loss of the combined entity as if the acquisition date had been January 1, 2013 are as follows:

	Revenue	Net Loss
	(unaudited)	(unaudited)
Supplemental pro forma for January 1, 2013 – September 30, 2013	$37,647,925	$14,349,771
Supplemental pro forma for July 1, 2013 – September 30, 2013	$13,651,028	$3,658,621
As of the acquisition date, EasyCargo had a promissory note for loans aggregating to $252,502, which is payable to EasyCargo’s founder. The promissory note bears interest at a rate of 2% and matures in 2016. In May 2014, the promissory note was repaid in full.

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses, deferred revenue and other noncurrent liabilities consisted of the following:
(a) Property and Equipment

	September 30,	December 31,
	2014	2013
Computer software and equipment	$11,141,494	$9,493,279
Software development costs	12,704,940	11,374,854
Furniture and fixtures	1,955,323	1,790,875
Leasehold improvements	2,671,037	2,561,065
Total property and equipment	28,472,794	25,220,073
Less: accumulated depreciation and amortization	(15,403,382)	(12,117,693)
Total property and equipment, net	$13,069,412	$13,102,380
Depreciation and amortization expense for the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013 were $1,223,983, $876,831, and $3,474,649, $2,456,392, respectively.
During the years ended December 31, 2011 and 2012, we received tenant improvement allowances of $1,116,775 and $258,063, respectively, related to rental agreements for two of our office leases. We did not receive any tenant improvement allowances during the year ended December 31, 2013 or the nine months ended September 30, 2014. In accordance with the provisions of ASC Topic 840, Leases (ASC 840), leasehold improvements purchased with funds from the tenant allowance are being depreciated over the remaining term of the lease.
We also recorded deferred rent in the amount of $1,887,478 related to the tenant improvement allowances and are amortizing the amount in accordance with the provisions of ASC 840. Current and long-term deferred rent in the amounts of $189,302 and $1,857,368, and $196,761 and $1,897,137 are included in accrued expenses and other long-term liabilities in the consolidated balance sheet as of September 30, 2014 and December 31, 2013, respectively.
Certain development costs of our software solution are capitalized in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. Capitalized software costs for the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013 were $476,608, $342,976, and $1,529,459, $1,653,770, respectively. Amortization expense for the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013 were $490,753, $485,070, and $1,427,767, $1,340,859, respectively, and is included in cost of subscription revenue on the accompanying consolidated statements of operations. As of September 30, 2014 and December 31, 2013, capitalized software costs not yet subject to amortization were $699,275 and $794,411, respectively.
(b) Accrued Expenses
Accrued expenses at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
Accrued bonus	$1,933,562	$1,749,780
Accrued commission	1,833,347	3,928,419
Deferred rent	189,302	196,761
Accrued offering costs	—	1,445,000
Accrued severance	880,957	—
Other accrued expenses	1,818,088	1,761,594
Total	$6,655,256	$9,081,554
Accrued severance is related to our previously announced resignation of a member of our senior management team in July 2014.
(c) Deferred revenue
Deferred revenue at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
Current:
Subscription revenue	$20,058,307	$19,881,982
Professional services revenue	1,722,344	2,575,505
Other	3,657,514	3,657,514
Total current	25,438,165	26,115,001

Noncurrent:
Subscription revenue	304,794	376,245
Professional services revenue	997,094	1,192,233
Other	337,533	3,073,153
Total noncurrent	1,639,421	4,641,631
Total deferred revenue	$27,077,586	$30,756,632
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
Other deferred revenue is related to one customer with which we signed an agreement during 2008. The agreement provided for significant customization and modification of the software which subjected the arrangement to contract accounting. Additionally, this subscription agreement provided for unspecified future software modules. Since we could not separate the subscription element from the contract accounting element, the arrangement was a single unit of accounting. Accordingly, we accounted for the arrangement on the zero gross profit approach of applying percentage of completion accounting until the project was completed in May 2012. As of May 2012, the deferred revenue balance related to this contract was $10,525,434 which is being recognized ratably over the remaining term of the contract, to January 2016. For the

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

three months ended September 30, 2014 and 2013, we recorded revenue of $921,894 in each period and for the nine months ended September 30, 2014 and 2013, we recorded revenue of $2,735,620 in each period related to this arrangement.
(d) Other Noncurrent Liabilities

	September 30,	December 31,
	2014	2013
Deferred rent	$1,857,368	$1,897,137
Warrant	—	1,726,862
Acquisition contingent consideration liability	454,122	331,296
Other	41	26,594
Total	$2,311,531	$3,981,889

(5)	Leases
We have several noncancelable operating leases that expire through 2022. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013 were approximately $641,000, $497,000, and $1,890,000, $1,428,000, respectively, and is allocated to various line items in the consolidated statements of operations.
The carrying value of assets recorded under capital leases was approximately $3,270,510 and $2,949,473 as of September 30, 2014 and December 31, 2013, respectively, which includes accumulated amortization of $1,829,887 and $570,889, respectively. Amortization of assets held under capital leases is allocated to various line items in the consolidated statements of operations.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2014 are as follows:

	Capital	Operating
	Leases	Leases
Remainder of 2014	$388,132	$706,389
2015	1,394,977	2,823,328
2016	1,223,457	2,759,734
2017	677,234	2,085,007
2018	130,262	1,897,489
2019 and thereafter	3,934	4,738,451
Total minimum lease payments	3,817,996	$15,010,398
Less amount representing interest	(300,319)
Present value of net minimum capital lease payments	3,517,677
Less current installments of obligations under capital leases	(1,293,314)
Obligations under capital leases excluding current installments	$2,224,363

(6)	Debt
(a)    Line of Credit
On April 10, 2013, we established a loan and security agreement with a revolving line of credit with a financial institution in an amount up to the lesser of $10,000,000 or 80% of eligible accounts, as defined, which was approximately $8,400,000 as of September 30, 2014. Borrowings under this facility bear interest each month at an interest rate equal to the Prime Rate, as defined, plus 1.5%. Borrowings under the line of credit are subject to certain reporting and financial covenants, as defined, and are secured by substantially all our assets excluding intellectual property. On December 30, 2013, we amended the loan and security agreement. Under the amended terms, borrowings bear interest at an interest rate equal to the Prime Rate as defined, plus 1.5% or 2.5% depending on cash balances and the availability of the line of credit. The interest rate as of September 30, 2014 was Prime Rate plus 1.5%. As of September 30, 2014, we were in compliance with all the reporting and financial covenants. The line of credit expires on April 10, 2015. As of September 30, 2014 and December 31, 2013, we had $0 and $6,978,525, respectively, outstanding under this facility. The outstanding balance was

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

repaid during the quarter ended March 31, 2014. The amount outstanding at December 31, 2013 was classified as a noncurrent liability based upon the terms of the arrangement.
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
At September 30, 2014 and December 31, 2013, the warrant liability was $0 and $1,726,862, respectively. For the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013, we recorded expense from the change in fair value of $0, $416,378, and $1,244,635, $1,475,959, respectively, which was included in general and administrative expense on the consolidated statements of operations.

(7)	Stockholders' Equity (Deficit)

(a)	Redeemable Convertible Preferred Stock and Preferred Stock Dividends
On March 26, 2014, immediately prior to the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock were automatically converted to 13,993,566 shares of common stock and 808,622 shares of common stock were issued in satisfaction of accrued but unpaid dividends to preferred stockholders.
(b) Common Stock
The following table presents our activity for common stock during the nine months ended September 30, 2014:

	Shares	Amount
Balance, December 31, 2013	5,005,911	$15,221,195
Effect of converting no par common stock to $0.001 par value common stock	—	(15,216,189)
Exercise of common stock options	448,958	449
Exercise of common stock warrants	196,304	196
Reclassification of puttable common stock into common stock	197,914	198
Conversion of preferred stock into common stock	14,802,188	14,802
Common stock issued for IPO	4,782,870	4,783
Common stock issued in partial consideration of contingent consideration	13,012	13
Balance, September 30, 2014	25,447,157	$25,447
(c) Restricted Stock
In January and October 2005, we sold 866,119 and 1,577,353 shares of common stock, respectively, at a purchase price of $0.0001 per share to certain members of management. The shares were subject to repurchase by us under certain conditions, including termination of employment or in the event of a corporate transaction, as defined. The repurchase rights lapsed upon the closing of our IPO on March 26, 2014. Accordingly, we have recorded compensation expense of $0 and $18,683,277 for the three and nine months ended September 30, 2014, which was the fair value of the shares at the closing of our IPO and is included in restricted stock expense in the consolidated statements of operations. For the three and nine months ended September 30, 2013, compensation expense related to restricted stock was $1,993,543 and $8,705,754, respectively.
In connection with the purchase of these shares, we loaned, on a nonrecourse basis, an aggregate of $960,599 to the purchasers of the shares to cover related tax liabilities incurred by the purchasers. The loans bore interest at an annual rate of 4.75% and were repayable upon the earlier of (i) 15 years following the date of the loans or (ii) upon each sale or other disposition by the purchasers of any shares to a third party, until the balance of the loans has been paid in full. On January 30, 2014, we forgave these loans, which amounted to $1,430,722, inclusive of accrued interest. In addition, we recorded

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

compensation expense of $0 and $927,093 in our consolidated statement of operations for the three and nine months ended September 30, 2014 related to a bonus provided to the borrowers to offset the tax consequences related to the loan forgiveness.
(d ) Puttable Common Stock
In connection with the EasyCargo acquisition (Note 3), up to 296,547 shares of common stock, whether issued or contingently issuable were puttable by the shareholders of EasyCargo to us at a price of $10.10 per share if we did not complete an IPO by September 3, 2014. Subsequent to our IPO, which closed on March 26, 2014, the 296,547 issued or contingently issuable shares of common stock are no longer puttable to us by the shareholders of EasyCargo. Of the 296,547 shares, 210,926 shares are considered issued and 85,621 are considered contingently issuable shares at September 30, 2014.

(8)	Stock-based Compensation
In 2002, we adopted a stock option plan (the 2002 Plan) whereby options to purchase shares of common stock are issued to employees at an exercise price not less than the fair market value of our common stock on the date of grant. As of September 30, 2014, we had authorized 4,939,270 shares to be issued under the 2002 Plan. The term, not to exceed ten years, and exercise period of each stock option awarded under the 2002 Plan are determined by our board of directors. These options generally vest over a four-year period. As of September 30, 2014, 1,607,866 options were outstanding under the 2002 Plan. The 2002 Plan expired in 2012 and we are making no further grants under it.
In October 2012, we adopted the Amber Road, Inc. 2012 Omnibus Incentive Compensation Plan (the 2012 Plan). The 2012 Plan covers the grant of awards to our employees (including officers), non-employee consultants and non-employee directors and those of our affiliates. As of September 30, 2014, we had authorized 5,146,696 shares to be issued under the 2012 Plan. The term, not to exceed ten years, and exercise period of each stock option awarded under the 2012 Plan are determined by our board of directors. These options generally vest over a four-year period. As of September 30, 2014, 3,317,252 options were outstanding under the 2012 Plan.
Stock Options
Under the 2002 Plan and the 2012 Plan, the fair value of option grants are estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.90-1.99%	1.74%	1.90-1.99%	1.13-1.75%
Expected volatility	43.29-43.59%	60.00%	43.29-60.00%	60.00%
Expected dividend yield	—	—	—	—
Expected life in years	6.25	6.25	6.25	3.75-6.25
Weighted average fair value of options granted	$6.01	$4.61	$6.01	$2.64
The computation of expected volatility for the three and nine months ended September 30, 2014 and 2013 is based on historical volatility of comparable public companies. The volatility percentage represents the mean volatility of these companies. The computation of expected life for the three and nine months ended September 30, 2014 and 2013 was determined based on the simplified method. The risk-free interest rate is based on U.S. Treasury yields for zero-coupon bonds with a term consistent with the expected life of the options. Information relative to the 2002 Plan and the 2012 Plan is as follows:

	Options	Exercise Price	Weighted Average
	Outstanding	Per Share	Exercise Price
Balance at December 31, 2013	2,890,363	$0.37-$6.14	$3.11
Granted	2,485,592	$12.62-$15.90	$13.49
Exercised	(448,958)	$0.37-$3.29	$1.83
Canceled	(1,879)	$2.31	$2.31
Balance at September 30, 2014	4,925,118	$0.84-$15.90	$8.47
The total intrinsic value of options exercised during the nine months ended September 30, 2014 was $6,961,795.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Information with respect to the options outstanding and exercisable under the 2002 Plan and the 2012 Plan at September 30, 2014 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining			Remaining
Exercise Price Per Share	Options	Contractual	Intrinsic	Options	Contractual	Intrinsic
	Outstanding	Life	Value	Exercisable	Life	Value
$0.84-$1.75	233,522	1.2 years	$3,677,781	233,522	1.2 years	$3,677,781
$2.31	1,135,534	4.7 years	17,067,076	942,232	4.7 years	14,161,739
$2.68-$8.07	1,070,470	7.2 years	13,384,299	507,054	5.7 years	6,620,876
$12.62-$13.00	2,015,592	9.9 years	8,750,208	—	—	—
$15.36-$15.90	470,000	9.8 years	822,600	—	—	—
	4,925,118		$43,701,964	1,682,808		$24,460,396
The weighted average exercise price and weighted average remaining term of fully vested options as of September 30, 2014 is $2.80 and 4.4 years, respectively.
On January 29, 2014, our Board of Directors authorized an additional 4,078,156 shares of common stock to be issued under the 2012 Plan. As of September 30, 2014 and December 31, 2013, options available for future grant under the 2012 Plan were 1,829,444 and 236,880, respectively. As of September 30, 2014 and December 31, 2013, there was $14,725,450 and $2,002,691, respectively, of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.9 years. Common stock issued upon exercise of stock options is reflected as newly issued shares of common stock in the stockholders' equity section of the consolidated balance sheet.
Restricted Stock Units
During the three months ended September 30, 2014, we granted 107,528 restricted stock units (RSUs) to certain employees and directors under the 2012 Plan. 96,922 RSUs vest in September 2015 and the remaining 10,606 RSUs vest in November 2015.
The following table is a summary of our RSU activity for the nine months ended September 30, 2014

		Weighted Average
	Number	Grant Date
	of RSUs	Fair Value
Balance at December 31, 2013	—	$—
Granted	107,528	15.29
Vested	—	—
Balance at September 30, 2014	107,528	15.29
Unvested RSUs at September 30, 2014 have a weighted-average remaining contractual life of 1 year and a weighted average grant date fair value of $15.29 per share, which is expected to be recognized over the applicable vesting period. Unrecognized stock-based compensation with respect to all RSUs was $1,409,464 as of September 30, 2014 and was expected to be recognized over a weighted-average period of 0.5 years.

(9)	Income Taxes
Our income tax provision for the three and nine months ended September 30, 2014 and 2013 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three and nine months ended September 30, 2014 is exclusively related to foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at September 30, 2014 and December 31, 2013.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

We have a federal net operating loss (NOL) carryforward of approximately $63,200,000 and $55,000,000 as of September 30, 2014 and December 31, 2013, respectively. The federal NOL carryforward will begin to expire in 2019. For state income tax purposes, we have net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates from 2014 through 2034.
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

(10)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stockholders	$(2,238,346)	$(4,704,259)	$(28,779,766)	$(17,524,901)
Denominator:
Weighted average shares used in computing net loss attributable to common stockholders	25,299,109	3,777,828	18,962,601	3,756,614

Basic and diluted net loss per share	$(0.09)	$(1.25)	$(1.52)	$(4.67)
Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock options outstanding	4,925,118	2,892,234	4,925,118	2,892,234
Restricted stock units	107,528	—	107,528	—
Stock purchase warrants outstanding	—	245,946	—	245,946
Common equivalent shares preferred stock	—	13,993,566	—	13,993,566
	5,032,646	17,131,746	5,032,646	17,131,746
Basic and diluted net loss per share for September 30, 2013 does not include 1,221,736 unvested shares of restricted common stock. Upon completion of our IPO in March 2014, these shares are now vested and included in the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2014.

(11)	Commitments and Contingencies
(a) Legal Proceedings
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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
We have achieved significant growth since our inception and plan to continue to invest in growth. For the three months ended September 30, 2013 compared to the three months ended September 30, 2014, our subscription revenue grew from $9.8 million to $11.4 million, representing a 16.3% period over period growth rate. For the three months ended September 30, 2013 compared to the three months ended September 30, 2014, our total revenue grew from $13.4 million to $16.4 million, representing a 22.4% period over period growth rate. To continue to achieve this growth, we will invest in our sales and marketing efforts worldwide. For the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013, revenue from international customers accounted for 15%, 11%, and 14%, 11% of total revenue, respectively. For the three and nine months ended September 30, 2014, one customer accounted for 10% of total revenue and a different customer accounted for 10% of total revenue for the three and nine months ended September 30, 2013.
In order to maintain our growth in revenue, we must regularly add new customers and continue to renew existing subscriptions at our historical rate of performance. While a downturn in subscription renewals may not be fully reflected in current operating results, it may cause our revenue growth to fall short of market expectations in future periods unless we are able to accelerate the rate of new subscriptions from our existing sales pipeline. A customer who accounted for approximately $4.1 million of our revenue for the nine months ended September 30, 2014 has notified us of its intention not to renew its subscription at the end of its current term ending on December 31, 2014. We will need to continue to attract new customers and renew other existing subscriptions to offset the negative impact of the loss of this one customer on our revenue growth and results of operations for the year ending December 31, 2015.
Our operating results in a given quarter can fluctuate based on the mix of subscription and professional services revenue. For the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013, subscription revenue accounted for 70%, 73%, and 69%, 74% of total revenue, respectively. Our subscription agreements typically have an initial term of three to five years, with an average initial term of approximately 4.0 and 3.6 years for enterprise and mid-market customers, respectively. We expect our cost of revenue and operating expenses to continue to increase in absolute dollars in future periods. We expect sales and marketing expenses to increase as we continue to expand our sales teams, increase our marketing activities and grow our international operations. We also expect research and development expenses to increase in absolute dollars as we enhance our existing solution modules and develop new ones. We also plan to invest in maintaining a high quality of professional services and customer support, and plan to continue investing in our data center infrastructure in order to support continued customer growth. Considering all of these plans for investment, we cannot assure you that we will be profitable in the near term.

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
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the quarters ended September 30, 2014 and 2013 was 102% and 101%, respectively.
Adjusted EBITDA. EBITDA consists of net income (loss) plus depreciation and amortization, interest expense (income) and income tax expense (benefit). Adjusted EBITDA consists of EBITDA plus our non-cash, stock-based compensation expense, as well as the change in fair value of our warrant liability and contingent consideration liability, severance costs, and compensation expense related to loan forgiveness for certain executives. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.
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

The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(2,238,346)	$(3,491,495)	$(26,363,261)	$(13,886,609)
Depreciation and amortization	1,271,360	910,385	3,616,780	2,538,981
Interest expense	48,546	51,210	217,440	75,403
Interest income	(1,615)	(211)	(1,919)	(18,239)
Income tax expense	150,901	169,472	400,450	412,040
EBITDA	(769,154)	(2,360,639)	(22,130,510)	(10,878,424)
Stock-based compensation	989,338	166,193	1,328,662	335,927
Restricted stock expense	—	1,993,543	18,683,277	8,705,754
Compensation expense related to loan forgiveness	—	—	927,093	—
Puttable stock compensation	13,691	4,564	41,073	4,564
Increase in fair value of contingent consideration liability	25,403	2,382	122,826	2,382
Warrant expense	—	416,378	1,244,635	1,475,959
Severance costs	1,121,285	—	1,121,285	—
Adjusted EBITDA	$1,380,563	$222,421	$1,338,341	$(353,838)
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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel and related costs of our hosting, support, and content teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, software license fees, hosting costs, Internet connectivity, depreciation expenses directly related to delivering our solution, as well as amortization of capitalized software development costs. As we continue to add datacenter capacity and personnel, as well as develop our trade content and support teams in advance of anticipated growth, our cost of subscription revenue may increase. We generally expense our cost of subscription revenue as we incur the costs.
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
Sales and Marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes, stock-based compensation and costs of promotional events, corporate communications, online marketing, solution marketing and other brand-building activities, in addition to depreciation, amortization and other allocated costs. When the initial customer contract is signed and upon any renewal, we capitalize and amortize commission costs as an expense ratably over the term of the related customer contract in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, we recognize the unamortized portion of any deferred commission cost as an expense immediately upon such termination. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our business.
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
In connection with the purchase of these shares, we loaned, on a nonrecourse basis, an aggregate of $960,599 to the purchasers of the shares to cover related tax liabilities incurred by the purchasers. The loans bore interest at an annual rate of 4.75% and were repayable upon the earlier of (i) 15 years following the date of the loans or (ii) upon each sale or other disposition by the purchasers of any shares to a third party, until the balance of the loans has been paid in full. On January 30, 2014, we forgave these loans, which amounted to $1,430,722, inclusive of accrued interest. In addition, we recorded compensation expense of $927,093 in general and administrative expense in our consolidated statement of operations for the nine months ended September 30, 2014 related to a bonus provided to the borrowers to offset the tax consequences related to the loan forgiveness.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest income on our cash balances, and interest expense on outstanding debt and capital lease obligations.

Income Tax Expense (Benefit)
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the three and nine months ended September 30, 2014 is exclusively related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We have not yet made a determination regarding the potential impact of these limitations. Moreover, in the event we have future changes in ownership, the availability of net operating losses could be further limited.
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
During the nine months ended September 30, 2014, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our prospectus dated March 20, 2014, and filed with the SEC on March 24, 2014 pursuant to Rule 424(b)(4) under the Securities Act.
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
In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance was effective for fiscal years and interim periods after December 15, 2013.  The adoption of ASU 2013-11 in 2014 did not have a material impact on our consolidated financial statements.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Subscription	$11,441,819	$9,827,099	$32,582,297	$27,242,428
Professional services	4,981,001	3,558,641	14,638,476	9,677,762
Total revenue	16,422,820	13,385,740	47,220,773	36,920,190

Cost of revenue:
Cost of subscription revenue	3,778,873	3,314,294	10,775,454	9,504,416
Cost of professional services revenue	3,224,945	2,392,352	9,467,835	6,748,785
Total cost of revenue	7,003,818	5,706,646	20,243,289	16,253,201
Gross profit	9,419,002	7,679,094	26,977,484	20,666,989

Operating expenses:
Sales and marketing	4,717,795	4,103,382	14,680,287	11,868,510
Research and development	2,492,531	2,051,430	7,060,149	5,825,681
General and administrative	4,249,190	2,801,763	12,301,061	7,684,449
Restricted stock expense	—	1,993,543	18,683,277	8,705,754
Total operating expenses	11,459,516	10,950,118	52,724,774	34,084,394
Loss from operations	(2,040,514)	(3,271,024)	(25,747,290)	(13,417,405)
Interest income	1,615	211	1,919	18,239
Interest expense	(48,546)	(51,210)	(217,440)	(75,403)
Loss before income taxes	(2,087,445)	(3,322,023)	(25,962,811)	(13,474,569)
Income tax expense	150,901	169,472	400,450	412,040
Net loss	$(2,238,346)	$(3,491,495)	$(26,363,261)	$(13,886,609)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Subscription	70%	73%	69%	74%
Professional services	30	27	31	26
Total revenue	100	100	100	100

Cost of revenue:
Cost of subscription revenue (1)	33	34	33	35
Cost of professional services revenue (1)	65	67	65	70
Total cost of revenue	43	43	43	44
Gross profit	57	57	57	56

Operating expenses:
Sales and marketing	29	31	31	32
Research and development	15	15	15	16
General and administrative	26	21	26	21
Restricted stock expense	—	15	40	24
Total operating expenses	70	82	112	93
Loss from operations	(13)	(25)	(55)	(37)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Loss before income taxes	(13)	(25)	(55)	(37)
Income tax expense	1	1	1	1
Net loss	(14)%	(26)%	(56)%	(38)%

(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenue. Revenue for the three months ended September 30, 2014 was $16.4 million, an increase of $3.0 million, or 22.4%, over revenue of $13.4 million for the three months ended September 30, 2013.
Subscription Revenue. Subscription revenue for the three months ended September 30, 2014 was $11.4 million, an increase of $1.6 million, or 16.3%, over subscription revenue of $9.8 million for the three months ended September 30, 2013. The increase in subscription revenue resulted from an increase in the number of large subscriptions from customers, as well as recognition of revenue for a full three months for the new customers added in the three months ended September 30, 2013. We have increased our customer count through our sales and marketing efforts and our acquisition of EasyCargo in September 2013.
Professional Services Revenue. Professional services revenue for the three months ended September 30, 2014 was $5.0 million, an increase of $1.4 million, or 38.9%, over professional services revenue of $3.6 million for the three months ended September 30, 2013. The increase is attributable to an increase in demand for professional services from our expanding customer base as well as services provided to our existing customers.
Cost of Subscription Revenue. Cost of subscription revenue for the three months ended September 30, 2014 was $3.8 million, an increase of $0.5 million, or 15.2%, over cost of subscription revenue of $3.3 million for the three months ended September 30, 2013. As a percentage of subscription revenue, cost of subscription revenue was 33.3% and 33.7% for the three months ended September 30, 2014 and 2013, respectively. The increase in dollar amount resulted from an increase of $0.2 million from the cost of new employees hired during the period, an increase of $0.1 million for stock-based compensation expense and an increase of $0.2 million in depreciation, amortization and other allocated costs. There also was a $0.1 million increase in recruiting costs which was offset by a decrease of $0.1 million in software maintenance costs.
Cost of Professional Services Revenue. Cost of professional services revenue for the three months ended September 30, 2014 was $3.2 million, an increase of $0.8 million, or 33.3%, over cost of professional services revenue of $2.4 million for the three months ended September 30, 2013. As a percentage of professional services revenue, cost of professional services revenue was 64.0% for the three months ended September 30, 2014 and 66.7% for the three months ended September 30, 2013. The increase in dollar amount resulted from an increase of $0.7 million for the costs of new professional services employees hired during the period and employee costs related to the EasyCargo acquisition, an increase of $0.1 million for stock-based compensation expense and an increase of $0.1 million in depreciation, amortization and other allocated costs. This was offset by decrease of $0.1 million in recruiting costs.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2014 were $4.7 million, an increase of $0.6 million, or 14.6%, over sales and marketing expenses of $4.1 million for the three months ended September 30, 2013. As a percentage of revenue, sales and marketing expenses was 28.7% for the three months ended September 30, 2014 and 30.6% for the three months ended September 30, 2013. The increase in dollar amount is due to an increase of $0.3 million resulting from the cost of new employees hired during the period, an increase of $0.1 million in commission expense, increase of $0.1 million in stock-based compensation expense and an increase of $0.1 million in depreciation, amortization and other allocated costs.
Research and Development Expenses. Research and development expenses for the three months ended September 30, 2014 were $2.5 million, an increase of $0.4 million, or 19.0%, from research and development expenses of $2.1 million for the three months ended September 30, 2013. As a percentage of revenue, research and development expenses decreased to 15.2% for the three months ended September 30, 2014 from 15.7% for the three months ended September 30, 2013. The increase in dollar amount was due to an increase of $0.2 in employee compensation and benefits, primarily related to the hiring of senior level employees, a $0.2 million increase in stock-based compensation expense and an increase of $0.1 million in depreciation, amortization and other allocated costs. This was offset by a decrease of $0.1 million related to increased employee costs capitalized due to more software projects in the three months ended September 30, 2014 compared to 2013.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2014 were $4.2 million, an increase of $1.4 million, or 50.0%, over general and administrative expenses of $2.8 million for the three months ended September 30, 2013. As a percentage of revenue, general and administrative expenses increased to 25.6% for the three months ended September 30, 2014, from 20.9% for the three months ended September 30, 2013. The increase in dollar amount is due to an increase of $1.5 million in compensation costs, which includes $1.1 million in severance costs related to the resignation of our chief operating officer and $0.4 million for stock-based compensation expense. Also, there was an increase of $0.1 million for travel costs, an increase of $0.1 million in rent and a $0.3 million increase in other costs. This was offset by a decrease of $0.4 million as we no longer have fair value mark-to-market costs for warrants that were converted to common stock during the three months ended March 31, 2014 and a decrease of $0.2 million in professional fees.
Income Tax Expense. Income tax expense for the three months ended September 30, 2014 was $0.2 million compared to $0.2 million for the three months ended September 30, 2013. Income tax expense is primarily related to foreign operations.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenue. Revenue for the nine months ended September 30, 2014 was $47.2 million, an increase of $10.3 million, or 27.9%, over revenue of $36.9 million for the nine months ended September 30, 2013.
Subscription Revenue. Subscription revenue for the nine months ended September 30, 2014 was $32.6 million, an increase of $5.4 million, or 19.9%, over subscription revenue of $27.2 million for the nine months ended September 30, 2013. The increase in subscription revenue resulted from an increase in the number of large subscriptions from customers, as well as recognition of revenue for a full nine months for the new customers added in the nine months ended September 30, 2013. We have increased our customer count through our sales and marketing efforts and our acquisition of EasyCargo in September 2013.
Professional Services Revenue. Professional services revenue for the nine months ended September 30, 2014 was $14.6 million, an increase of $4.9 million, or 50.5%, over professional services revenue of $9.7 million for the nine months ended September 30, 2013. The increase is attributable to an increase in demand for professional services from our expanding customer base as well as services provided to our existing customers.
Cost of Subscription Revenue. Cost of subscription revenue for the nine months ended September 30, 2014 was $10.8 million, an increase of $1.3 million, or 13.7%, over cost of subscription revenue of $9.5 million for the nine months ended September 30, 2013. As a percentage of subscription revenue, cost of subscription revenue was 33.1% and 34.9% for the nine months ended September 30, 2014 and 2013, respectively. The increase in dollar amount resulted from an increase of $0.5 million from the cost of new employees hired during the period, a $0.1 increase for stock-based compensation costs, a $0.6 million increase in depreciation, amortization and other allocated costs, an increase of $0.1 million for recruiting costs and an increase of $0.2 million in outside services costs. This was offset by a decrease of $0.2 million in software maintenance costs.
Cost of Professional Services Revenue. Cost of professional services revenue for the nine months ended September 30, 2014 was $9.5 million, an increase of $2.8 million, or 41.8%, over cost of professional services revenue of $6.7 million for the nine months ended September 30, 2013. As a percentage of professional services revenue, cost of professional services revenue was 65.1% for the nine months ended September 30, 2014 and 69.1% for the nine months ended September 30, 2013. The increase in dollar amount resulted from an increase of $2.5 million for the costs of new professional services employees hired during the period, other employee related costs and employee costs related to the EasyCargo acquisition. There also was an increase of $0.3 million for depreciation, amortization and other allocated costs, a $0.1 increase in travel costs and an increase of $0.1 million in other costs, which was offset by a decrease of $0.2 million in recruiting costs.
Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2014 were $14.7 million, an increase of $2.8 million, or 23.5%, over sales and marketing expenses of $11.9 million for the nine months ended September 30, 2013. As a percentage of revenue, sales and marketing expenses was 31.1% for the nine months ended September 30, 2014 and 32.2% for the nine months ended September 30, 2013. The increase in dollar amount is due to an increase of $2.1 million in compensation costs, which includes $1.3 million in compensation costs related to new employees hired during the period, $0.7 million in commission expense and $0.1 million in stock-based compensation costs. Also, there were increases of $0.2 million for travel costs, an increase of $0.1 million for depreciation, amortization and other allocated costs, an increase of $0.1 million for software maintenance costs and an increase of $0.3 million in other marketing event costs primarily for European marketing events.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2014 were $7.1 million, an increase of $1.3 million, or 22.4%, from research and development expenses of $5.8 million for the nine months ended September 30, 2013. As a percentage of revenue, research and development expenses decreased to 15.0% for the nine months ended September 30, 2014 from 15.7% for the nine months ended September 30, 2013. The increase in dollar amount was due to an increase of $0.7 million in compensation costs consisting of $0.4 million resulting from the cost of new employees hired during the period, $0.2 million in stock-based compensation expense and $0.1 million related to less employee costs capitalized due to fewer software projects in the nine months ended September 30, 2014 compared to 2013. Also, there was an increase of $0.4 million in depreciation, amortization and other allocated costs, a $0.1 million increase in travel costs and a $0.1 million increase in outside services.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2014 were $12.3 million, an increase of $4.6 million, or 59.7%, over general and administrative expenses of $7.7 million for the nine months ended September 30, 2013. As a percentage of revenue, general and administrative expenses increased to 26.1% for the nine months ended September 30, 2014, from 20.9% for the nine months ended September 30, 2013. The increase in dollar amount is due to an increase of $3.2 million in compensation costs, which includes $1.1 million in severance costs related to the resignation of our chief operating officer, loan forgiveness costs of $0.9 million, $0.7 million resulting from additional general and administrative employees hired during the period and $0.5 million for stock-based compensation expense. Also, there was an increase of $0.4 million in rent, a $0.3 million increase in travel costs, a $0.3 million increase in professional fees, primarily for being a newly public company, a $0.1 million increase in compensation cost related to our puttable common stock, a $0.1 million increase in software maintenance costs and a $0.5 million increase in other costs. These increases were offset by a decrease of $0.2 million for the change in fair value of warrants and a decrease of $0.1 million in depreciation, amortization and other allocated costs.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2014 was $0.4 million compared to $0.4 million for the nine months ended September 30, 2013. Income tax expense is primarily related to foreign operations.
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2014	2013
Net cash used in operating activities	$(9,101,807)	$(2,914,719)
Net cash used in investing activities	(1,997,419)	(4,417,648)
Net cash provided by financing activities	46,582,872	5,282,442

	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$40,572,930	$5,147,735
On March 26, 2014, we closed our IPO and received proceeds of $57.8 million, net of underwriting discounts and commissions, but before offering expenses of $4.7 million.
At September 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $40.6 million and accounts receivable, net of allowance for doubtful accounts of $12.7 million, compared to cash and cash equivalents of $5.1 million and accounts receivable, net of allowance for doubtful accounts of $11.0 million at December 31, 2013. We bill our customers in advance for annual subscriptions, while professional services are typically billed on a monthly basis as services are performed. As a result, the amount of our accounts receivable at the end of a period is driven significantly by our annual subscription and professional services billings for the last month of the period, and our cash flows from operations are affected by our collection of amounts due from customers for subscription and professional services billings that resulted in the recognition of revenue in a prior period.
Net Cash Flows from Operating Activities
For the nine months ended September 30, 2014, net cash used in operating activities was $9.1 million, which reflects our net loss of $26.4 million, adjusted for non-cash charges of $25.1 million consisting primarily of $18.7 million for restricted stock compensation, $1.2 million for the change in the valuation of warrants and $3.6 million for depreciation and amortization. Additionally, we had a $7.8 million decrease in our working capital accounts consisting primarily of an increase of $1.7 million in accounts receivable, a decrease in accounts payable and accrued expenses of $1.8 million, and a decrease of $3.7 million in deferred revenue.
For the nine months ended September 30, 2013, net cash used in operating activities was $2.9 million, which reflects our net loss of $13.9 million, adjusted for non-cash charges of $13.2 million consisting primarily of $8.7 million for restricted stock compensation, $1.5 million for the change in the valuation of warrants and $2.5 million for depreciation and amortization. Additionally, we had a $2.2 million decrease in our working capital accounts primarily for an increase of $2.5 million in deferred commissions and a $0.9 million decrease in deferred revenue. This was offset by an increase of $1.4 million in account payable and accrued expenses.
Our deferred revenue was $27.1 million at September 30, 2014 and $30.8 million at December 31, 2013. The decrease in deferred revenue reflects the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue, which are then recognized ratably over the remaining term of the subscription agreement.
Net Cash Flows from Investing Activities
For the nine months ended September 30, 2014, net cash used in investing activities was $2.0 million, consisting of various capital expenditures of $0.6 million and capitalization of $1.5 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.
For the nine months ended September 30, 2013, net cash used in investing activities was $4.4 million, consisting of various capital expenditures of $0.8 million and the capitalization of $1.7 million of software development costs. Also, we acquired our China subsidiary, EasyCargo, in September 2013 for $1.9 million, net of $0.1 million of cash acquired.
Net Cash Flows from Financing Activities
For the nine months ended September 30, 2014, net cash provided by financing activities was $46.6 million and consists of proceeds from the sale of common stock from our IPO of $57.8 million and $0.8 million in proceeds from the exercise of stock options. This was offset by the repayment of $7.0 million on our revolving line of credit, $0.9 million in capital lease repayments and $4.3 million paid in offering costs for our IPO.
For the nine months ended September 30, 2013, net cash used in financing activities was $5.3 million as we borrowed a net $5.7 million under our revolving credit facility and made $0.2 million in capital lease repayments.
Line of Credit
During April 2013, we entered into a loan and security agreement with a financial institution that provides a line of credit for up to the lesser of $10 million or 80% of eligible accounts, as defined, which was approximately $8.4 million as of September 30, 2014. Borrowings under this line of credit bear interest each month at an interest rate equal to the prime rate, as defined in the loan and security agreement, plus 1.5% or 2.5% depending on cash balances and the availability of the line of credit. The interest rate as of September 30, 2014 was Prime Rate plus 1.5%. Borrowings under the line of credit are subject to certain reporting and financial covenants, and are secured by substantially all of our assets, excluding intellectual property. The line expires on April 10, 2015. Pursuant to the loan and security agreement, we may not pay dividends to our stockholders. As of September 30, 2014, there was no outstanding balance under this line of credit and we were in compliance with all reporting and financial covenants in the loan and security agreement.
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of September 30, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2014, were effective for the purposes stated above.
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
To increase our revenue and cash flows, we must regularly add new customers. If we are unable to hire or retain effective sales personnel, generate sufficient sales leads through our marketing programs, or if our existing or new customers do not perceive our solution to be of sufficiently high value and quality, we may not be able to increase sales and our operating results would be adversely affected. In addition, our existing customers have no obligation to renew their subscriptions, and renewal rates may decline or fluctuate due to a number of factors, including customers’ satisfaction with our solution, our professional services, our customer support, our prices and the prices of competing solutions, as well as mergers and acquisitions affecting our customer base, global economic conditions and customers’ spending budgets. The average term of our current customers’ initial agreement with us is approximately 4.0 and 3.6 years for our enterprise and mid-market customers, respectively, and the average remaining contract term for our enterprise and mid-market customers is approximately 2.9 and 2.7 years, respectively. If we fail to sell our solution and services to new customers or if our existing customers do not renew their subscriptions, our operating results will suffer, and our revenue growth, cash flows and profitability may be materially and adversely affected.
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
We have incurred significant losses since our formation, including net losses of $4.6 million in 2011, $2.1 million in 2012, $14.4 million in 2013 and $26.4 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $106.8 million. As part of our strategy to develop and expand our business, we expect to significantly increase sales and marketing expenses to attract additional customers, as well as research and development expenses to further develop our solution and services. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue or generate revenue from developing new modules and expanding our services could prevent us from attaining or increasing profitability. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. Furthermore, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in continuing or greater losses in future periods. You should not consider our historical revenue growth rates to be indicative of our future performance. We do not expect to be profitable in the foreseeable future and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.
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
We are party to a loan and security agreement in connection with our revolving line of credit. As of September 30, 2014, there was no outstanding balance under this line of credit. Borrowings under the loan and security agreement are secured by substantially all of our assets, excluding intellectual property. Our loan and security agreement contains customary restrictions and requires us to maintain a minimum cash balance in an account we maintain with our lender and availability on the line of credit, as well as minimum EBITDA.
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
As of September 30, 2014, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, approximately 51.8% of the shares of our common stock outstanding. As a result, these executive officers, directors and principal stockholders, were they to act together, would be able to significantly influence most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. Those stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could have material adverse effect on the market price of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. As of September 30, 2014, we had 25,447,157 shares of common stock outstanding. All shares of our common stock sold in the IPO are freely transferable without restriction or additional registration under the Securities Act of 1933. The remaining shares outstanding became available for sale upon the expiration of the 180-day lock-up period on September 16, 2014, if applicable, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act of 1933. To the extent these shares are sold into the market, the market price of our common stock could decline.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2014, we issued 6,506 shares of common stock in partial satisfaction of provisions of the EasyCargo purchase agreement. The issuance of such shares of common stock was exempt from the registration requirement of the Securities Act pursuant to Section 4(a)(2) thereof.
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
We received proceeds from our IPO of $57.8 million, net of underwriting discounts and commissions of $4.4 million, but before offering expenses of $4.7 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of September 30, 2014, we have used a portion of the proceeds for the repayment of debt and general corporate purposes. Pending their use, we plan to invest the net proceeds in a variety of capital preservation investments, including short-term, investment-grade and interest-bearing instruments.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to rule 424(b) under the Securities Act on March 24, 2014.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.
Item 6.        Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBER ROAD, INC.

Date: November 7, 2014	By:	/s/ THOMAS E. CONWAY
Thomas E. Conway
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.24*	Second Amendment and Addendum to Data Center and General Services Agreement, dated as of November 1, 2014, between Amber Road, Inc. and Florida Technology Managed Services, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

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