Form 10-K
period 2014-12-31
Amber Road, Inc.
filed 2015-03-13
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to             .
Commission file number 001-36360

AMBER ROAD, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2590301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Meadowlands Plaza East Rutherford, NJ	07073
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (201) 935-8588

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, based upon the $16.13 closing sales price for the registrant’s common stock as reported on the New York Stock Exchange on that date, was approximately $203,866,522. Solely for purposes of this disclosure, shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of March 2, 2015, there were 26,028,365 shares of the registrant’s common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMBER ROAD, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2014

Amber Road, the Amber Road logo, Global Knowledge, Enterprise Technology Framework and other trademarks of Amber Road appearing in this report on Form 10-K are the property of Amber Road. All other trademarks, service marks and trade names in this report on Form 10-K are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, including those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. As used in this report, the terms "Amber Road", "we", "us", and "our" mean Amber Road, Inc. and its subsidiaries unless the context indicates otherwise.

PART I
Item I.    Business
Company Overview
We are a leading provider of a cloud-based global trade management (GTM) solution, which automates import and export processes to enable goods to flow across international borders in the most efficient, compliant and profitable way. Our solution combines enterprise-class software, trade content sourced from government agencies and transportation providers across 145 countries, and a global supply chain network connecting our customers with their trading partners, including suppliers, freight forwarders, customs brokers and transportation carriers. As a result, our solution reduces transportation costs, optimizes logistics, leverages trade agreements, provides shipment tracking, and ensures compliance with import and export regulations. By automating more GTM processes, we enable our customers to enjoy significantly lower supply chain costs compared to legacy systems. We deliver our GTM solution using a Software-as-a-Service (SaaS) model and leverage a highly flexible technology framework to quickly and efficiently meet our customers’ unique requirements around the world.
We deliver our solution in individual modules or as a suite, depending on our customers’ needs, utilizing a highly flexible technology framework. This cloud-based suite addresses the growing complexity of the global trade landscape by automating GTM functions to minimize import and export costs, optimize transportation, track shipments within a supply chain, and automate compliance with regulations and free trade agreements. Without this delivery in the cloud, it would be difficult to effectively enable collaboration among the large number of trading partners involved in a global supply chain.
Our solution integrates Global Knowledge, a vast library of regulations and other content that we transform into a proprietary knowledgebase that enables our customers to automate GTM functions across 145 countries. Global Knowledge includes import and export regulations, shipping documents, preferential duties and taxes, specifications for free trade agreements, transportation rates, sailing schedules, embargoed country and restricted party lists, and harmonized tariff codes that identify goods based on standardized classifications, all sourced directly from government agencies and transportation carriers. Our GTM solution also includes a global supply chain network of pre-built connections to our customers’ trading partners, allowing us to deploy our solution efficiently and economically.
Because global trade processes vary across industry verticals and countries, no single software or SaaS solution built with traditional technologies can serve the needs of every participant in a global supply chain. To address these variations, we built our GTM solution using a proprietary technology architecture that we refer to as our Enterprise Technology Framework. Our Enterprise Technology Framework separates customer-specific configurations in each deployment from our core application, permitting our customers to configure our GTM solution without one-off customizations. This in turn permits us to maintain a single version of our software across deployments, facilitating our development cycle and simplifying upgrades for our customers.
Our GTM solution drives value to our customers through faster and more predictable delivery times, less labor, reduced in-transit inventories, and reduced international trading costs such as brokerage fees, logistics fees, transportation costs and customs duties. We sell our GTM solution to many of the largest enterprises in the world, including companies such as General Electric, Monsanto, Sherwin Williams, Tyco International, Walmart and Weatherford International, representing diversified industry verticals including Chemical/Pharmaceutical, High Technology/Electronics, Industrial/Manufacturing, Logistics, Oil & Gas, and Retail/Apparel.
We have achieved consistent revenue growth while expanding our global presence. Our revenue for the years ended December 31, 2014, 2013, and 2012 was $64.8 million, $52.5 million and $43.4 million, respectively. Also, we had net losses of $27.7 million, $14.4 million, and $2.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Recent Developments
ecVision Acquisition
On March 2, 2015, we entered into and completed the acquisition of ecVision (International) Inc., a Cayman Islands company with U.S., Hong Kong and China subsidiaries pursuant to a merger transaction whereby ecVision became our wholly-owned subsidiary. ecVision, Inc. is a cloud-based provider of global sourcing and collaborative supply chain solutions for brand-focused companies. We paid a purchase price of $26.4 million before giving effect to certain expenses and adjustments that resulted in an upfront cost to us of approximately $27.1 million. We acquired ecVision for a net cash amount of approximately $24.4 million, before giving effect to these expenses and adjustments, and net of ecVision’s $2.0 million of target working capital. We will also make an earn out payment of up to $5.2 million on June 1, 2016 as follows: (i) $3.5 million if ecVision’s products and services revenues under U.S. Generally Accepted Accounting Principles (GAAP) from April 1, 2015 through March 31, 2016 (the New Year Period) grow at an annual rate of 18% compared to the period from April 1, 2014 through March 31, 2015 (the Prior Year Period); (ii) the full $5.2 million if ecVision’s products and services revenues under GAAP grow in the New Year Period at 20% or more compared to the Prior Year Period; or (iii) a proportional payment between $3.5 million and $5.2 million if ecVision’s products and services revenues under GAAP grow in the New Year Period at more than 18% but less than 20% compared to the Prior Year Period. In addition, on June 1, 2017, we will pay to ecVision’s former equity-holders $3.7 million based upon the employment retention of ecVision's founder.
New Credit Agreement
We financed the ecVision acquisition with a combination of cash on hand and a new term loan from KeyBank National Association pursuant to a new Credit Agreement entered into on March 4, 2015. The new financing is comprised of two credit facilities: (i) a senior secured revolving credit facility of $5.0 million, which includes a $2.0 million sublimit for the issuance of letters of credit, and (ii) a senior secured term loan facility of $20.0 million. The $20.0 million term loan was fully drawn on March 4, 2015 in order to fund a portion of the merger consideration and we paid the balance of the merger consideration due at closing with our cash on hand. No portion of the revolving facility has been drawn. The maturity date for obligations under the new credit facilities is March 4, 2018.
The interest rate on the outstanding balance from time to time of the credit facilities is based upon, at our option, either "LIBOR” plus 3.5% or the “Base Rate” plus 1.5%. The term loan will amortize in quarterly installments as follows: (i) 2.5% in the first year; (ii) 2.5% in the second year; and (iii) 5% in the third year, with the with balance payable on the maturity date. Our obligations under the credit facilities, subject to certain exceptions, are guaranteed by our subsidiaries and are secured by our equity interests in our subsidiaries. In addition, subject to certain exceptions, we and each of the guarantors granted to KeyBank a first priority lien on and a security interest in substantially all real and personal properties and a negative pledge of our intellectual property. The credit facilities provide for voluntary prepayments as well as mandatory prepayments in certain circumstances. The credit facilities also contain certain financial covenants as well as customary affirmative and negative covenants and events of default for financings of its type.
Industry Overview
The Origin and Rapid Growth of Global Trade Automation
Most global trade functions historically have been handled manually by outsourced service providers and internal specialists. Early global trade automation software focused narrowly on discrete problems such as restricted party screening and shipment tracking. These software programs were not integrated with each other or existing enterprise software and were weak in functionality. At the same time, demand for global trade automation has increased rapidly over the past few years, fueled by a combination of macro and microeconomic trends. We believe these trends will continue to support the rapid increase of global trade and demand for GTM solutions.
Macroeconomic Drivers of Growth. We believe five macroeconomic trends are expanding the GTM automation marketplace:

•
Growth in Imports from Low Cost Country Sourcing—Companies of all sizes and nearly every industry are pursuing low cost country sourcing strategies with suppliers in locations such as China, India and Southeast Asia.

•
Rising Demand in Global and Emerging Markets—Global trade volumes are being driven by higher exports as producers seek new markets to accelerate their growth. As the wealth of emerging market nations continues to rise, these countries have become significant sales opportunities for U.S. and European companies.

•
Increasing Border Security and Surveillance—Since 9/11, governments have imposed additional border security regulations that affect global trade. These additional security and automation requirements are driving additional demand for GTM automation.

•
Increasing Government Regulation—Government regulatory agencies have also promulgated additional regulations aimed at protecting consumers, spurring local economic growth, and boosting revenues from duties and taxes. Customs agencies around the world supervise cross-border trade by enforcing these regulations. All of these requirements increase the need for GTM automation.

•
Proliferating Free Trade Agreements—Governments are entering into multilateral free trade agreements to promote trade. For example, under the North American Free Trade Agreement (NAFTA) among the United States, Mexico and Canada, companies are able to import goods from partner countries with dramatically lower import duties. Complying with these requirements without automation can be difficult and expensive, and the challenge is not limited to NAFTA. There are more than 500 free and preferential trade agreements around the globe, each presenting myriad rules that governments modify continuously.

Microeconomic Drivers of Growth. To compete effectively, organizations must increase inventory turns, reduce cash-to-cash cycles, improve customer service, and reduce product cost after accounting for expenses such as transportation, brokerage fees, logistics fees, and customs duties, which we refer to as landed cost. Many firms that attempt to exploit low cost country sourcing fail to capture any benefits from their efforts. We believe this is due in part to a lack of automation and skilled GTM practitioners. Due to long delivery times associated with shifting supply bases overseas, importers experience ballooning inventory levels, leading to higher costs. These problems increase the urgency of making low cost country sourcing work through GTM automation.
The Complexity of Global Trade Automation
As compared to domestic distribution management, global trade management introduces the complexities of multiple languages, time zones, currencies, and modes of transport. Further, there can be more than a dozen parties involved in a single international shipment. The laws governing global trade are numerous, highly complex and ever-changing. Organizations must review and act on a heavy volume of regulatory information, which is often published on paper in varying formats. These challenges are difficult to master without a solution that integrates up-to-date regulatory content with rules-based transactional software connected to each supply chain party.
The complexity of global trade is compounded by each global trade participant’s unique position in the field. No two participants have identical needs, and automating global trade requires managing numerous combinations of functional requirements across a trading partner network, with each partner potentially using varied enterprise software. Successful GTM solutions must be flexible and adapt to changing regulations and business requirements without an ongoing need for significant professional services.
Shortcomings of Traditional Approaches to GTM
Even in some of the world’s largest organizations, traditional manual approaches to global trade predominate. Legacy approaches often use a combination of paper, facsimile and telephone based processes, spreadsheets, and other ineffective home-grown solutions that often create silos of unmanageable data. Where better automation exists, it is often based on applications developed using a legacy software architecture that is difficult to maintain and upgrade, and that delivers poor performance limited by a one-size-fits-all design. These applications may provide only basic transactional functionality while lacking the ability to perform deep trend analyses that provide important business insights and help management drive operational improvements.
Many legacy applications were deployed gradually, sourced from a variety of vendors in response to separately identified operating inefficiencies and rolled out as annual budget cycles permitted. They require significant ongoing professional services to maintain, and the difficulty of upgrading and maintaining them leads to an inherent lack of reliability in the face of constantly changing government regulations and input formats from supply chain partners. This software may also keep end users and support staff beholden to a patchwork of supporting legacy software that exists as part of an ecosystem that further frustrates modernization.
The SaaS Approach to GTM
Capturing the full value of information—and attaining the network effects possible in our global economy— requires modern software that can exchange information with varied systems in a flexible manner while presenting timely and actionable information to end users. A SaaS model allows organizations to replace patchworks of legacy products and/or manual processes with a comprehensive solution suite that automates trade from the time a purchase order is placed with an overseas supplier to the time a shipment is delivered. The SaaS alternative permits customers to outsource their GTM automation needs.

Our Growth Strategy
We intend to expand our role as a provider of a market-leading GTM solution by bringing our existing solution to new customers and new markets, and by expanding our solution to offer the most comprehensive and innovative features in the GTM marketplace. Key elements of our growth strategy include our plans to:
Invest in Sales. As a complement to our investment in infrastructure, we recently began to invest more heavily in our sales force, which has led to an acceleration of our business. We expect to continue to ramp our investment in sales by hiring new sales directors and supporting personnel, particularly for territories outside of the United States, including China. We will focus our expanded sales efforts on acquiring new customers and, to a lesser extent, selling more modules to our existing customers.
Invest in Marketing. We also recently began to invest more heavily in marketing. We plan to continue this expansion by maintaining our marketing focus on lead generation, in particular by running more marketing programs to jump-start new territories. We also expect to devote additional resources to solidifying our brand as a leading GTM solution provider.
Further International Expansion. Currently, we sell our solution predominantly in the United States, regions of Europe and China, where we target our marketing efforts and maintain dedicated inside and outside sales persons. Because our solution has a global appeal, we believe that there are significant opportunities in the rest of the world, particularly in Brazil, Russia, and India. Although our customers are headquartered primarily in the United States and Europe, we have deployed our solution to their users in more than 80 countries, giving us a foothold in many countries where we currently have no sales offices. We intend to invest in new sales and support offices in these regions, which will build on our pre-existing user base.
Expand Our Solution. We have a history of bringing an innovative solution to market as demonstrated by our robust Global Knowledge library and flexible, proprietary Enterprise Technology Framework. We will continue to leverage our solution team to expand the depth and breadth of our solution in response to customer requests and the evolving nature of global trade. For example, we may expand our solution to automate working with free trade zones, which are areas where goods may be imported, transformed, and then exported without the need to pay customs duties. We also intend to maintain our market leadership in trade content.
Execute Strategic Acquisitions. Strategic acquisitions represent an opportunity for us to augment our solution capabilities and sales team. The GTM solutions market is fragmented, and we believe some participants may have best-of-breed solutions to specific problems, particularly those created by the unique trading requirements of foreign countries. We may acquire those participants to expand our solution. Further, developing an effective sales force in foreign markets requires a nuanced understanding of local business customs. We may, for example, choose to acquire local GTM software companies in order to obtain sales teams with a track record of success in their markets. As an example of our acquisition strategy, on March 2, 2015, we acquired ecVision (International) Inc., a cloud-based provider of global sourcing and collaborative supply chain solutions for brand-focused companies. We currently have no agreements or understandings to acquire any such companies.
Our Solution Modules and Services
We implement our solution as modules, selling them individually or as a suite, depending on our customers’ needs. All of our modules rely on our trade content, and our professional services team configures them to address the following mission-critical GTM business challenges:
Import Management. Our import management module assists customers with landed cost calculations to determine the lowest-cost country from which to source goods, and streamlines legal compliance, reporting of product classifications, admissibility review, customs entry management and security filings.

Key Import Management Capabilities
•
Global Master Record Modeling—Store master global trade attributes related to trading partners, multi-sourcing supplier options and products, including multi-variant attributes such as style, color and size.

•		Country Sourcing—Analyze sourcing and supplier options by comparing total landed costs and trade restrictions in a side-by-side format.
•		Admissibility—Automatically detect government import requirements using Global Knowledge trade content, apply business rules and alert users regarding admissibility.
•		Restricted Party Screening—Screen trading partners, including suppliers, against global blacklists of companies and people with whom it is illegal to do business.
•		Valuation—Model the correct import value of goods.
•		Cost Calculation—Calculate the complete import costs or total landed cost by taking into consideration all charges as well as duties, taxes and other fees.
•		Transaction Management—Automatically propagate partner and product global trade master attributes into import transactions to create electronic customs entry transactions.
•		Post Entry Transaction Management—Manage and process corrections to customs entries after submission to customs authorities.
•		Document Management—Create, generate, and distribute government documents required to import goods.
•		Reporting—Create, generate, and distribute reports and analyses.
Benefits
• • • •	Reduced brokerage fees Reduced import delays Improved import cycle times Improved classification efficiency	• • •	Improved entry processing via automated communication with customs brokers Reduced or eliminated post entry reviews Improved import audit
Export Management. Our export management module allows exporters to adopt best practices on a global level, gain a centralized view of export compliance and automate key export processes.

Key Export Management Capabilities
•		Partner & Product Modeling—Store master global trade attributes related to trading partners and products, including multi-variant attributes such as style, color and size.
•		Product Classification—Correctly classify products to apply taxes, tariffs and fees, as well as determine import/export controls and license requirements.
•		Restricted Party Screening—Screen trading partners, including customers, against global blacklists of companies and people with whom it is illegal to do business.
•		Export Compliance—Validate export transactions from order to shipment and delivery against applicable country regulations.
•		License Tracking—Model the export license and automatically detect and decrement the license as appropriate.
•		Import Compliance—Identify country of destination import requirements at the time of export to ensure customers meet entry requirements.
•		Transaction Management—Automatically propagate partner and product global trade master attributes to the export transaction to create electronic export transactions.
•		Document Management—Determine which documents to provide to freight forwarders, customers and government authorities, and then generate and transmit them to the appropriate parties.
•		Reporting—Create, generate, and distribute reports.
Benefits
• • • • •	Reduced freight forwarder fees Improved classification efficiency Improved restricted party screening efficiency Improved licensing efficiency Improved shipment processing (documents, filing, etc.)	• • •	Improved export audit processes Avoid reputational injury Avoid fines and penalties, including loss of export privileges
China Trade Management. Our China Trade Management (CTM) module automates the Processing Trade regime in China, whereby companies import components and materials into China for manufacturing and then export finished goods, without paying import duties and value-added taxes.

Key China Trade Management Capabilities
•
Processing Trade—Automate the Processing Trade regime with both China import processes, tracking components and materials through a manufacturing process tied to a bill-of-materials, and China export processes, providing tools to report trade to Chinese customs authorities.

•	General Trade—Automate the general trade regime in China including import and export processing, license management, document management, calculation of duties and taxes, and reporting.
•	Free Trade Zone—Automate Chinese free trade zones and other customs warehousing regimes, including inventory management and China customs reporting.
Benefits
•	Eliminate the manual effort to manage China workbooks and customs reporting	•	Implement better reporting with Chinese customs authorities
•	Eliminate payment of import duties and value-added taxes under Processing Trade regime	•	Respond quickly to Chinese regulatory changes
Global Logistics Management. Our global logistics management module enhances both global trade management and supply chain visibility. Global trade management solutions optimize the movement of goods by helping to manage transportation contracts, evaluate alternative routes, select carriers and oversee logistics operations. Supply chain visibility solutions connect importers and exporters with their overseas suppliers, logistics providers, brokers and carriers to enable them to track and monitor goods in near real time as they move through the global supply chain.

Key Global Logistics Management Capabilities
•
Contract and Rate Management—Analyze exporters’ shipping contracts and provide business rules for calculating rates, including rates for ancillary services provided by ocean, air, truck and rail carriers.

•	Carrier Selection & Booking—Provide customers with a simplified view of rates, routes, schedules and accessorial charges in a side-by-side format.
•	Freight Audit—Compare bills-of-lading received from carriers with expected charges to identify billing errors and submit them to carriers for resolution.
•	Purchase Order Management—Extend purchasing and compliance processes to trading partners with a sophisticated supplier portal applet.
•	Alerts and Notifications—Track inbound and outbound shipments by booking number, container number and bill-of-lading number, and receive alerts regarding supply chain performance.
•
Trading Partner Network—Connect to a global trading network to integrate internal systems with an extended supply chain of suppliers, freight forwarders, carriers, customs brokers, and third-party sales channels.

•	Data Quality Management—Utilize data quality management to normalize inconsistent message formats, terminology and codes across multiple trading partners and permit them to exchange accurate messages.
•	Reporting—Create, generate, and distribute reports and analyses to help optimize supply chain networks and develop carriers score cards.
Benefits
•	Improved transportation procurement	•	Improved consolidation/mode shift
•	Improved carrier selection	•	Reduced detention and demurrage fees
•	Improved booking efficiency	•	Reduced expedited shipments
•	Reduced transportation cost by automating freight audits	•	Reduced order cycle times
•	Use approved carriers at latest contracted rates	•	Improved procurement/negotiations
•	Reduced in-transit inventory	•	Improved customer service
•	Reduced on-hand inventory

Trade Agreement Management. Our trade agreement management module automates free trade agreement administration.

Key Trade Agreement Management Capabilities
•	Rules of Origin Management—Intuitively manage complex rules of origin for global free trade agreements in a consistent manner.
•	Trade Agreement Content Packs—Update and add new free trade agreement rules of origin without new software though Global Knowledge content plug-ins.
•	Bills of Material Modeling—Store master global trade attributes for bills-of-materials, including the structural hierarchical of a manufactured part with infinite sub-assemblies.
•	Bills of Material Qualification—Perform in depth processing of all potential rules of origin and instantly determine if manufactured parts qualify under free trade agreements.
•	Ad-hoc Qualification—Quickly construct a qualification transaction and run one-off rules of origin calculations for “what if” analyses.
•
Supplier Solicitation Campaigns—Determine if goods are eligible for a given free trade agreement based on their Harmonized Schedule (HS) classification and source country, and solicit suppliers for product information and certificates of origin.

•	Certificate Management—Issue and manage trade agreement claims as open contracts over time and amend them with an audit trail.
•	Certificate Requests—Quickly and easily respond to free trade agreement certificate requests from customers.
•	Reporting—Create, generate, and distribute reports.
Benefits
•	Improved supplier solicitation efficiency	•	Improved customer service and price management for exports
•	Improved qualification efficiency
•	Improved processing efficiency	•	Reduced customs duties
Professional Services. Our global professional services team encompasses subject matter experts, information technology professionals and project managers who implement our solution. These consultants have years of experience implementing enterprise solutions, and expertise with a wide range of customers, industries and industry-standard applications and integration technologies. Our professional services cover four areas:

•	Assessment—We review customers’ business processes on a project and an ongoing basis to discover opportunities for automation.

•	Implementation—We deploy our solution with a proven methodology focused on best practices and create thorough documentation to facilitate training, support and upgrades.

•	Education and Training—We train users to ensure proper compliance and efficiency, including sessions for end users, solution administrators and technical operators.

•
Maintenance and Support—We provide production support 24 hours per day, 365 days per year for any critical issues, and regular solution upgrades. We provide our professional services pursuant to a professional service agreement and a related statement of work. In most cases, we bill professional services on a time and expense basis. The length of time and cost to implement our GTM solution depends on many factors, including the number of modules being implemented, the scope of the deployment, the complexity of our customer’s environment and the availability of customer resources. We can implement entry level configurations for basic GTM modules in several weeks, whereas large scale, enterprise deployments of the GTM suite typically require several months or longer. For the years ended December 31, 2014, 2013, and 2012, revenue from professional services accounted for 30%, 26% and 25%, respectively, of our total revenue, with the remainder representing subscription revenue.

Customers
In 2014, 2013, and 2012, our solution served 552, 463 and 399 customers, respectively. Our customers are headquartered primarily in the United States and Europe. Of our 552 customers in 2014, 193 were multi-national enterprise customers with annual revenues that we believe are greater than $1 billion, and 359 were mid-market customers, with annual revenues that we believe are less than $1 billion. The average term of our current customers’ initial agreement with us is approximately 4.0 and 3.6 years for our enterprise and mid-market customers, respectively. In 2014, our average revenue from enterprise customers was approximately $290,000 and our average revenue from mid-market customers was approximately $24,000.

Our customers typically pay us an annual subscription fee at the start of each contract year. The subscription fee is fixed for the term of the agreement, and typically is based on expected transaction volumes, such as the number of annual shipments or import entries. To the extent that a customer exceeds contracted maximum transaction volumes, they incur per transaction fees. This pricing structure allows us to sell more affordable, entry-level configurations to customers with fewer needs, as well as sophisticated configurations to enterprise customers with greater needs. The subscription fees typically begin the first month following contract execution, whether or not we have completed the solution’s implementation, and our subscription agreements may typically only be terminated for cause. Generally, we charge for professional services to implement our solution on a time and materials basis.
For each of our fiscal years ended December 31, 2014, 2013, and 2012, our annualized recurring revenue retention was 100%, 102% and 102%, respectively. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. For the years ended December 31, 2014, 2013, and 2012, revenue from international customers accounted for 14%, 11%, and 9% of total revenue, respectively and for 2014, we had two customers that each accounted for 10% of total revenue. A customer who accounted for approximately $6.6 million of our revenue for the year ended December 31, 2014 did not renew its subscription at the end of its current term that ended on December 31, 2014.
Competition
The market for GTM automation solutions is competitive, rapidly evolving, and subject to shifts in technology and customer needs. While we do not believe that any specific competitor offers the breadth of capabilities that we do, we compete with three types of organizations:
Enterprise Resource Planning Vendors. We compete with the large, enterprise resource planning software companies such as Oracle Corporation and SAP AG. These companies are extremely well financed, have prominent brands, and have extensive coverage of the enterprise software market across business functions. In many cases, they have entrenched relationships with the IT departments of our current and prospective customers. We compete with these organizations by:

•	providing greater subject matter expertise throughout the sales cycle;

•	demonstrating our superior solution capabilities and breadth;

•
providing a lower total cost of ownership by delivering a complete solution, including trade content and a global trading partner network, as compared to acquiring these capabilities from separate vendors;

•	aligning our interests with those of our customers by charging them a recurring subscription fee for recurring value, rather than a large, up-front licensing fee; and

•	providing quick time to value by deploying under a SaaS model.
GTM Vendors. We also compete with focused GTM vendors. These vendors provide one or more functions including import management, export management, trade content, supply chain visibility, or free trade agreement management. They generally do not have the solution breadth that we provide, but may have superior capabilities in the functions they provide and they may have lower pricing than we do. We compete with these organizations by:

•	demonstrating our superior solution breadth and selling our GTM suite; and

•	delivering a complete offering, that provides a lower total cost of ownership than acquiring all needed capabilities from separate vendors.
Service Providers. To a much lesser extent, we compete with service firms including large freight forwarders. This occurs when companies outsource a particular GTM function such as license management or classification to service firms who generally perform these functions manually. In many cases, we work with these service providers rather than competing with them. For example, they may provide their services by working with our GTM solution on behalf of mutual customers. We compete with these organizations by demonstrating the superior return on investment attainable through higher levels of automation compared to the service providers’ more manual approach.
Sales and Marketing
Our sales and marketing team consisted of 71 professionals as of December 31, 2014. The team primarily focuses on lead generation for our sales force, and also dedicates an increasing amount of time to branding. Our marketing activities consist of email campaigns, search engine optimization and marketing, webinars, seminars and sponsored campaigns with trade journals. We focus heavily on marketing analytics enabled by automated tools that allow us to track prospects and funnel them from initial contact to qualified lead and finally to our sales force.
We sell our solution through a direct sales force. We have outside sales teams comprised of sales directors and technical specialists across the United States and Europe who sell to enterprise customers. We also employ inside sales persons and technical specialists who target mid-market companies in the United States.
Research and Development
Our success to date, and our growth strategy for the future, rely on advancing the state of the art of GTM automation. As of December 31, 2014, our research and development team consisted of 184 employees dedicated to the development of our GTM solution. The majority of our engineers reside in Bangalore, India and many of them have domain expertise in the GTM field. Accordingly, we will continue to devote substantial resources to help us to remain a leader in global trade management. In the years ended December 31, 2014, 2013, and 2012, our total expenses on research and development were $9.7 million, $7.9 million and $5.8 million, respectively.
Technology
Enterprise Technology Framework
Our solution is based on our Enterprise Technology Framework, a proprietary technology developed by our employees. Our Enterprise Technology Framework includes application programming interfaces, web-based development tools, run-time engines that execute meta-data components, and a comprehensive set of administrative features that combine to provide a unified technology architecture and user experience.
Our Enterprise Technology Framework is capable of delivering our solution over the Internet using a SaaS model, and can be configured as a multi-tenant environment that permits different customers to share a common operating environment while protecting them from unauthorized access to each other’s applications and data. For customers who require physical segregation of their applications and data from those of other customers, our Enterprise Technology Framework is also capable of delivering our solution in a separate instance configuration through dedicated servers in our data center or on the customer’s premises.
Regardless of the deployment method, our customers retain the ability to uniquely configure our solution and determine how data is shared or segregated among their operating groups, with the potential to provide each operating group a customized view of our solution optimized for the business processes they execute.
The most important capability of our Enterprise Technology Framework to our customers, and the most difficult technical problem that it solves, is permitting our professional services organization to configure our solution during implementation in a manner that separates customer-specific configurations from our core application, allowing our customers to upgrade to new versions of our solution while retaining their configurations and avoiding the need for re-implementation.
Data Center Operations
We host our GTM solution for our cloud delivery model customers in highly secure co-location facilities located in Jacksonville, Florida and Carlstadt, New Jersey. These facilities are protected by state-of-the art physical security features, heating and cooling systems, and redundant, uninterruptible power systems that can provide power for 20 to 30 days without refueling. Each is staffed and designed to be operational 24 hours per day, 365 days per year. Our equipment is located in a portion of the data center that is dedicated to our use and securely separated from other tenants of the data center. We host our CTM solution from a single co-location facility located in Shanghai, China and it is designed for high availability and continuity of service in the case of a catastrophe.
We own or lease all of the equipment that provides our solution, and our employees manage all of the hardware, software, databases, data backup, security and local network hardware necessary to provide our solution. Our network infrastructure features redundant load balanced Internet connections provided by diverse internet service providers. We perform data backups in accordance with industry custom, including real time database backups. We maintain backup co-location facilities with third parties to provide continuity of services in case of a catastrophe affecting our primary co-location facility. We conduct disaster recovery tests annually and are capable of bringing our solution online following any catastrophe.

Multiple layers of security protect our solution from malicious external activity (cyber-attacks). We monitor the integrity and availability of our solution in real time and hire third party consultants to audit the security of our information technology systems quarterly, and conduct application and network vulnerability testing annually. We utilize licensed and certified third parties to review our operating controls and information systems. We maintain certifications through independent audit reviews for SSAE 16, SOC 1 Type II, and SOC 2 for the “Security”, “Confidentiality”, “Data Privacy” and “Availability” principles and receive attestations of compliance with these standards.
Intellectual Property
We rely upon a combination of trade secrets, copyright and trademark law, as well as contractual restrictions such as confidentiality agreements, to establish and protect our proprietary rights. We have a number of registered and unregistered trademarks and no pending patent applications or issued patents. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements before developing or accessing our software, documentation and other proprietary information, as applicable. We believe that our experience in the market, our significant research and development investments, and our flexible Enterprise Technology Framework will help us to maintain our leadership position in GTM automation.
Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate our technology to develop a competing solution. Policing unauthorized use of our technology is difficult and the laws of other countries in which we sell our solution may offer little or no effective protection for our technology. Our competitors could also independently develop technologies equivalent to ours, and without patent protection for our intellectual property, we would not be able to restrict them from selling their solution. Despite the potential competition for GTM technology, our Global Knowledge trade content library represents a significant barrier to any competitor seeking to offer a comprehensive GTM solution.
Employees
As of December 31, 2014, we had 547 employees. None of our employees are represented by a labor union with respect to their employment with us, we have not experienced any work stoppages, and we consider our relations with our employees to be good.
Corporate Information
We are incorporated in the state of Delaware and our corporate headquarters are located at One Meadowlands Plaza, East Rutherford, NJ 07073. Our telephone number is (201) 935-8588. We maintain a website at www.amberroad.com. Our website and information contained on or linked to our website are not a part of this Annual Report on Form 10-K.
Item 1A.    Risk Factors
Our operating and financial results are subject to various risks and uncertainties including those described below, together with all of the other information in this Annual Report on Form 10-K, including the Consolidated Financial Statements and the related notes included elsewhere in this report, which you should consider before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Solution
If we are unable to attract new customers or our existing customers do not renew their subscriptions, the growth of our business and cash flows will be adversely affected.
To increase our revenue and cash flows, we must regularly add new customers. If we are unable to hire or retain effective sales personnel, generate sufficient sales leads through our marketing programs, or if our existing or new customers do not perceive our solution to be of sufficiently high value and quality, we may not be able to increase sales and our operating results would be adversely affected. In addition, our existing customers have no obligation to renew their subscriptions, and renewal rates may decline or fluctuate due to a number of factors, including customers’ satisfaction with our solution, our professional services, our customer support, our prices and the prices of competing solutions, as well as mergers and acquisitions affecting our customer base, global economic conditions and customers’ spending budgets. The average term of our current customers’ initial agreement with us is approximately 4.0 and 3.6 years for our enterprise and mid-market customers, respectively, and the average remaining contract term for our enterprise and mid-market customers is approximately 2.3 and 2.0 years, respectively. If we fail to sell our solution and services to new customers or if our existing customers do not renew their subscriptions, our operating results will suffer, and our revenue growth, cash flows and profitability may be materially and adversely affected.
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
Although we have no current definitive agreements or commitments for any acquisitions, our business strategy includes acquiring complementary services, technologies or businesses to augment our solution capabilities and sales platform, particularly in foreign markets. We also may enter into relationships with, or invest in, other businesses to expand our service offerings or our ability to provide service in foreign jurisdictions. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.
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
Expanding our GTM software solution internationally is important to our growth and profitability. In the fiscal year ended December 31, 2014, 14% of our revenue was attributable to sales in international markets, primarily Europe. We intend to expand our sales efforts to other continents, which will require financial resources and management attention and may subject us to new or increased levels of risk. We cannot be assured that we will be successful in creating new international demand for our solution and services.
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
We have incurred significant losses since our formation, including net losses of $2.1 million in 2012, $14.4 million in 2013, and $27.7 million in 2014. As of December 31, 2014, we had an accumulated deficit of $108.1 million. As part of our strategy to develop and expand our business, we have increased and we expect to significantly increase sales and marketing expenses to attract additional customers, as well as research and development expenses to further develop our solution and services. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue or generate revenue from developing new modules and expanding our services could prevent us from attaining or increasing profitability. In addition, as a public company, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. Furthermore, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in continuing or greater losses in future periods. You should not consider our historical revenue growth rates to be indicative of our future performance. We do not expect to be profitable in the foreseeable future and we cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.
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
In 2014, we derived 70% of our total revenue from subscription agreements. We recognize revenue from these subscriptions over the term of the agreement, and accordingly downturns or upturns in new or renewal subscriptions may not be fully reflected in our current period operating results. If our new and renewal subscriptions in any period decline or fail to grow at a rate consistent with our historical trends, our revenue in future periods could fall short of analysts’ expectations which, in turn, could adversely affect the price of our common stock.
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
Because most of our international sales are denominated in the currency of the country where the purchaser is located, as we continue to expand our direct sales presence in international regions, the portion of our accounts receivable and payment obligations denominated in foreign currencies continues to increase. In addition, we incur significant costs related to our operations in India in Rupees, and we also incur costs related to our operations in China in Renminbi which will continue to increase in 2014. As a result, increases or decreases in the value of the U.S. dollar relative to foreign currencies may affect our financial position, results of operations and cash flow. Our largest exposures to foreign exchange rates exist with respect to the Euro, the Rupee and Renminbi, which together represented approximately 14% of revenue and approximately 12% of our cost of revenue in 2014. We do not currently hedge our exposure to fluctuations in foreign exchange rates. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative effect on our operating results.
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
Changes in tax laws or tax rulings could materially affect our effective tax rate. There are several proposals to reform United States tax rules being considered by law makers, including proposals that may reduce or eliminate the deferral of United States income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the U.S. federal income tax rate, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the United States. At December 31, 2014, we had net operating loss carryforwards for federal income tax purposes of approximately $70.0 million. Our future reported financial results may be adversely affected by tax rule changes which restrict or eliminate our ability to utilize net operating loss carry-forwards, claim foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.

Our ability to use our net operating loss carryforwards may be subject to limitation.
Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. Our prior business acquisitions, and our recently completed initial public offering (IPO), alone or together with transactions that may occur in the future, could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of our prior business acquisitions, the IPO, sales of common stock by our existing stockholders or additional sales of common stock by us could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change occurred as a result of the IPO, or whether there have been one or more ownership changes since our inception, due to the costs and complexities associated with such study. Accordingly, our ability to use our net operating loss carryforwards to reduce future tax payments may be currently limited or may be limited as a result of the IPO or any future issuance of shares of our stock.
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
We are party to a credit agreement in connection with our term loan and revolving line of credit. Borrowings under the credit agreement are secured by substantially all of our assets, excluding intellectual property. Our credit agreement contains customary restrictions and requires us to maintain a minimum cash balance as well as a maximum leverage ratio.
The operating and financial restrictions and covenants in the credit agreement, as well as any future financing agreements that we may enter into, restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. From time to time we may be required to seek waivers, a forbearance or an amendment to the credit agreement in order to maintain compliance with these covenants, and there can be no certainty that any such waiver, amendment or forbearance will be available, or what the cost of such waiver, amendment or forbearance, if obtained, would be. A breach of any of these covenants could result in a default under the credit agreement, which could cause all of the outstanding indebtedness under our line of credit to become immediately due and payable, terminate all commitments to extend further credit and permit our lender to take possession of and sell our assets pledged as collateral.
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
Our ability to compete effectively depends in part upon our ability to protect our intellectual property rights in our software and other materials that we have developed internally. We hold no issued or pending patents and have relied largely on copyright, trade secret and, to a lesser extent, trademark laws, as well as confidentiality procedures and agreements with our employees, consultants, customers and vendors, to control access to, ownership of and distribution of technology, software, documentation and other confidential information. Despite these precautions, it may be possible for a third party to copy, reverse engineer or otherwise obtain, use or distribute our technology, software and/or documentation without authorization. If this were to occur, we could lose revenue as a result of competition from products infringing or misappropriating our technology and intellectual property and we may be required to initiate litigation to protect our proprietary rights and market position.
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
As of December 31, 2014, our executive officers, directors, current 5% or greater stockholders, and their respective affiliates together beneficially own or control, in aggregate, approximately 59.4% of the shares of our common stock outstanding. As a result, these executive officers, directors and principal stockholders, were they to act together, would be able to significantly influence most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. Those stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could have material adverse effect on the market price of our common stock.
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
The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in our company and adversely affect the market price of our common stock.
Under the JOBS Act we are an “emerging growth company” and we will, in general, qualify as an emerging growth company until the earliest of:

•	the last day of our fiscal year following the fifth anniversary of the date of our initial public offering of common equity securities;

•	the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more;

•	the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) have been required to file annual and quarterly reports under the Securities Exchange Act of 1934 for a period of at least 12 months, and (c) have filed at least one annual report pursuant to the Securities Act of 1934.

 Under this definition, we could remain an emerging growth company until as late as December 31, 2019.
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

We currently intend to and continue to take advantage of some or all of the reduced regulatory and reporting requirements available to us so long as we qualify as an “emerging growth company,” except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our common stock may be materially and adversely affected.
We are subject to numerous financial and other reporting and corporate governance requirements that may be difficult for us to satisfy. Corporate governance and public disclosure regulations may result in additional expenses and continuing uncertainty.
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
Commencing this fiscal year ended December 31, 2015, we will be required to assess the effectiveness of our internal control over financial reporting as of the end of that fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting that is identified by management. Once we are no longer an emerging growth company, our independent registered public accounting firm will also be required to consider our internal controls over financial reporting and express an opinion as to their effectiveness. If our management or our independent registered public accounting firm identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to conclude that such internal control is effective. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. If we are unable to conclude that our internal control over financial reporting is effective, or, when we are no longer an emerging growth company, if our independent registered public accounting firm is unable to express an opinion that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a materially adverse effect on our stock price.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. As of March 2, 2015, we had 26,028,365 shares of common stock outstanding. All shares of our common stock sold in the IPO are freely transferable without restriction or additional registration under the Securities Act of 1933. The remaining shares outstanding became available for sale upon the expiration of the 180-day lock-up period on September 16, 2014, if applicable, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act of 1933. To the extent these shares are sold into the market, the market price of our common stock could decline.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters is located in East Rutherford, New Jersey and consists of approximately 11,000 square feet of office space under a lease that expires in January 2017. Our headquarters accommodates our principal administrative activities. Our European headquarters are in Munich, Germany and consist of approximately 1,800 square feet. We also occupy space in McLean, Virginia, consisting of approximately 26,000 square feet under a lease that expires in August 2022 and space in Cary, North Carolina, consisting of approximately 14,000 square feet under a lease that expires in October 2015. In addition, we occupy space in Bangalore, India consisting of approximately 30,000 square feet under a lease expiring January 2020. For the leases expiring in 2015, we plan to negotiate renewals to remain in the space; however, there can be no assurance that we will enter into renewals on terms favorable to us, if at all. We also have space in Shanghai, China consisting of approximately 7,000 square feet pursuant to a lease expiring in August 2015. We use all of these facilities primarily for sales, professional services, customer support and software engineering. We do not own any real property. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
Item 3.    Legal Proceedings
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for our Common Stock
Our common stock has been listed on the New York Stock Exchange since March 21, 2014 under the symbol “AMBR”. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $13.00 per share. The following table sets forth for the period indicated the high and low sales prices per share of our common stock, as reported by The New York Stock Exchange.

Year Ended December 31, 2014:	High	Low
First quarter (from March 21, 2014)	$17.90	$14.67
Second quarter	17.70	11.90
Third quarter	18.09	12.01
Fourth quarter	17.24	8.09
Holders of Record
As of February 28, 2015, there were approximately 22 holders of record of our common stock (not including an indeterminate number of beneficial holders of stock held in street name).
Dividend Policy
We have never paid or declared any cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Covenants in our new term loan and revolving line of credit agreements we entered into on March 4, 2015 also prevent us from paying cash dividends. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference from information contained under the section "Securities Authorized for Issuance under Equity Compensation Plans" in our Proxy Statement for the Annual Meeting of Stockholders.
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
We received proceeds from our IPO of $57.8 million, net of underwriting discounts and commissions of $4.4 million, but before offering expenses of $4.7 million million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of December 31, 2014, we have used a portion of the proceeds for the repayment of debt and general corporate purposes. Pending their use, we plan to invest the net proceeds in a variety of capital preservation investments, including short-term, investment-grade and interest-bearing instruments.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to rule 424(b) under the Securities Act on March 24, 2014.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Amber Road, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the Standard & Poor's Software Services Select Industry Index for the period beginning on March 21, 2014 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2014, assuming an initial investment of $100. Data for the NYSE Composite Index and the Standard & Poor's Software Services Select Industry Index assume reinvestment of dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	March 21, 2014	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Amber Road, Inc.	$100.00	$118.46	$124.08	$133.38	$78.62
S&P Software Index	$100.00	$96.71	$97.31	$94.48	$103.51
NYSE Composite Index	$100.00	$101.30	$105.65	$102.99	$104.30

Item 6.    Selected Financial Data
The following selected consolidated financial data should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results. The selected consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. We derived the consolidated statements of operations data for the years ended December 31, 2011, and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011, and 2010 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Revenue:
Subscription	$45,142,117	$38,866,989	$32,399,577	$28,825,453	$24,538,386
Professional services	19,691,349	13,660,000	10,968,131	8,746,844	7,527,470
Total revenue	64,833,466	52,526,989	43,367,708	37,572,297	32,065,856
Cost of revenue (1):
Cost of subscription revenue	14,586,245	12,747,971	10,731,302	10,145,217	9,464,805
Cost of professional services revenue	12,901,935	9,498,225	8,680,446	6,968,645	5,515,762
Total cost of revenue	27,488,180	22,246,196	19,411,748	17,113,862	14,980,567
Gross profit	37,345,286	30,280,793	23,955,960	20,458,435	17,085,289
Operating expenses (1):
Sales and marketing	20,033,251	16,246,583	12,807,458	11,277,135	8,328,466
Research and development	9,745,137	7,935,614	5,774,695	5,946,184	5,343,444
General and administrative	15,761,895	10,468,776	6,275,160	6,476,899	5,801,769
Restricted stock expense	18,683,277	9,327,594	877,892	683,325	285,182
Total operating expenses	64,223,560	43,978,567	25,735,205	24,383,543	19,758,861
Loss from operations	(26,878,274)	(13,697,774)	(1,779,245)	(3,925,108)	(2,673,572)
Interest income	2,009	18,432	30,629	28,952	23,891
Interest expense	(275,074)	(168,810)	(37,041)	(159,470)	(747,434)
Loss before income taxes	(27,151,339)	(13,848,152)	(1,785,657)	(4,055,626)	(3,397,115)
Income tax expense	552,619	549,718	310,900	591,654	177,081
Net loss	(27,703,958)	(14,397,870)	(2,096,557)	(4,647,280)	(3,574,196)
Accretion of redeemable convertible preferred stock and puttable common stock	(2,416,505)	(4,849,607)	(4,035,920)	(3,358,691)	(1,432,548)
Preferred stock deemed dividend	—	—	(536,107)	(674,820)	(674,820)
Net loss attributable to common stockholders	$(30,120,463)	$(19,247,477)	$(6,668,584)	$(8,680,791)	$(5,681,564)
Net loss per common share:
Basic and diluted	$(1.46)	$(5.11)	$(1.82)	$(2.41)	$(1.58)
Weighted-average common shares outstanding:
Basic and diluted	20,623,760	3,763,562	3,673,181	3,596,911	3,596,911

(1) Includes stock-based compensation as follows:
	Year Ended December 31,
	2014	2013	2012	2011	2010
Cost of subscription revenue	$289,611	$80,204	$42,624	$21,486	$48,653
Cost of professional services revenue	189,598	40,037	1,110	341	—
Sales and marketing	346,545	76,912	46,512	51,849	98,513
Research and development	486,031	62,387	28,668	25,058	28,737
General and administrative	1,434,988	262,044	100,505	71,540	77,633
	$2,746,773	$521,584	$219,419	$170,274	$253,536

	Year Ended December 31,
	2014	2013	2012	2011	2010
Key Metrics (unaudited):
Recurring revenue retention (2)	100%	102%	102%	102%	102%
Adjusted EBITDA (3)	$2,752,411	$1,668,052	$1,917,463	$(1,230,729)	$(662,087)
(2) We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year.
(3) Adjusted EBITDA. EBITDA consists of net income (loss) plus depreciation and amortization, interest expense (income) and income tax expense (benefit). Adjusted EBITDA consists of EBITDA plus our non-cash, stock-based compensation expense, restricted stock expense, compensation expense related to loan forgiveness for certain executives, puttable stock compensation, changes in fair value of our warrant liability and contingent consideration liability, and severance costs. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.
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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Net loss	$(27,703,958)	$(14,397,870)	$(2,096,557)
Depreciation and amortization expense	4,896,713	3,791,973	2,566,673
Interest expense	275,074	168,810	37,041
Interest income	(2,009)	(18,432)	(30,629)
Income tax expense	552,619	549,718	310,900
EBITDA	(21,981,561)	(9,905,801)	787,428
Stock-based compensation	2,746,773	521,584	219,419
Restricted stock expense	18,683,277	9,327,594	877,892
Compensation expense related to loan forgiveness	927,093	—	—
Puttable stock compensation	54,764	18,255	—
Change in fair value of contingent consideration liability	(43,855)	106,244	—
Warrant expense	1,244,635	1,600,176	32,724
Severance costs	1,121,285	—	—
Adjusted EBITDA	$2,752,411	$1,668,052	$1,917,463

The following table sets forth our consolidated balance sheet data as of the dates presented:

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$41,242,200	$5,147,735	$4,279,821	$5,290,349	$12,759,898
Working capital, excluding current deferred revenue	50,811,768	10,276,466	11,658,134	15,457,642	16,101,045
Total assets	108,230,657	70,097,121	54,756,369	54,086,363	53,913,852
Deferred revenue, current and long term	27,922,244	30,756,632	30,251,448	30,190,967	24,336,754
Convertible preferred stock and puttable common stock	—	76,921,359	69,923,745	65,351,718	61,318,206
Total stockholders' equity (deficit)	64,958,707	(63,281,483)	(53,572,150)	(47,747,164)	(40,036,379)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and cash flows should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A elsewhere in this Annual Report on Form 10-K.
Overview
We are a leading provider of a cloud-based global trade management (GTM) solution, which automates import and export processes to enable goods to flow across international borders in the most efficient, compliant and profitable way. Our solution combines enterprise-class software, trade content sourced from government agencies and transportation providers in 145 countries, and a global supply chain network connecting our customers with their trading partners, including suppliers, freight forwarders, customs brokers and transportation carriers. As a result, our solution reduces transportation costs, optimizes logistics, leverages trade agreements, provides shipment tracking, and ensures compliance with import and export regulations. By automating more GTM processes, we enable our customers to enjoy significantly lower supply chain costs compared to legacy systems. We deliver our GTM solution using a Software-as-a-Service (SaaS) model and leverage a highly flexible technology framework to quickly and efficiently meet our customers’ unique requirements around the world.
We have achieved significant growth since our inception and plan to continue to invest in growth. For the year ended December 31, 2013 compared to the year ended December 31, 2014, our subscription revenue grew from $38.9 million to $45.1 million, representing a 15.9% period over period growth rate. For the year ended December 31, 2013 compared to the year ended December 31, 2014, our total revenue grew from $52.5 million to $64.8 million, representing a 23.4% period over period growth rate. To continue to achieve this growth, we will invest in our sales and marketing efforts worldwide. For the years ended December 31, 2014, 2013, and 2012, revenue from international customers accounted for 14%, 11%, and 9% of total revenue, respectively. For 2014, we had two customers that each accounted for 10% of total revenue.
In order to maintain our growth in revenue, we must regularly add new customers and continue to renew existing subscriptions at our historical rate of performance. While a downturn in subscription renewals may not be fully reflected in current operating results, it may cause our revenue growth to fall short of market expectations in future periods unless we are able to accelerate the rate of new subscriptions from our existing sales pipeline. A customer who accounted for approximately $6.6 million of our revenue for the year ended December 31, 2014 did not renew its subscription at the end of its current term that ended on December 31, 2014. We will need to continue to attract new customers and renew other existing subscriptions to offset the negative impact of the loss of this one customer on our revenue growth and results of operations for the year ending December 31, 2015.
Our operating results in a given year can fluctuate based on the mix of subscription and professional services revenue. For the years ended December 31, 2014, 2013, and 2012, subscription revenue accounted for 70%, 74%, and 75% of total revenue, respectively. Our subscription agreements typically have an initial term of three to five years, with an average initial term of approximately 4.0 and 3.6 years for enterprise and mid-market customers, respectively. We expect our cost of revenue and operating expenses to continue to increase in absolute dollars in future periods. We expect sales and marketing expenses to increase as we continue to expand our sales teams, increase our marketing activities and grow our international operations. We also expect research and development expenses to increase in absolute dollars as we enhance our existing solution modules and develop new ones. We also plan to invest in maintaining a high quality of professional services and customer support, and plan to continue investing in our data center infrastructure in order to support continued customer growth. Considering all of these plans for investment, we cannot assure you that we will be profitable in the near term.
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
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the years ended December 31, 2014, 2013, and 2012 was 100%, 102%, and 102%, respectively.
Adjusted EBITDA. EBITDA consists of net income (loss) plus depreciation and amortization, interest expense (income) and income tax expense (benefit). Adjusted EBITDA consists of EBITDA plus our non-cash, stock-based compensation expense, restricted stock expense, compensation expense related to loan forgiveness for certain executives, puttable stock compensation, changes in fair value of our warrant liability and contingent consideration liability, and severance costs. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.
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

The following table provides a reconciliation of net loss to adjusted EBITDA:

	Year Ended December 31,
	2014	2013	2012
Net loss	$(27,703,958)	$(14,397,870)	$(2,096,557)
Depreciation and amortization expense	4,896,713	3,791,973	2,566,673
Interest expense	275,074	168,810	37,041
Interest income	(2,009)	(18,432)	(30,629)
Income tax expense	552,619	549,718	310,900
EBITDA	(21,981,561)	(9,905,801)	787,428
Stock-based compensation	2,746,773	521,584	219,419
Restricted stock expense	18,683,277	9,327,594	877,892
Compensation expense related to loan forgiveness	927,093	—	—
Puttable stock compensation	54,764	18,255	—
Change in fair value of contingent consideration liability	(43,855)	106,244	—
Warrant expense	1,244,635	1,600,176	32,724
Severance costs	1,121,285	—	—
Adjusted EBITDA	$2,752,411	$1,668,052	$1,917,463
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
In connection with the purchase of these shares, we loaned, on a nonrecourse basis, an aggregate of $960,599 to the purchasers of the shares to cover related tax liabilities incurred by the purchasers. The loans bore interest at an annual rate of 4.75% and were repayable upon the earlier of (i) 15 years following the date of the loans or (ii) upon each sale or other disposition by the purchasers of any shares to a third party, until the balance of the loans has been paid in full. On January 30, 2014, we forgave these loans, which amounted to $1,430,722, inclusive of accrued interest. In addition, we recorded compensation expense of $927,093 in general and administrative expense in our consolidated statement of operations for the year ended December 31, 2014 related to a bonus provided to the borrowers to offset the tax consequences related to the loan forgiveness.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest income on our cash balances, and interest expense on outstanding debt and capital lease obligations.
Income Tax Expense (Benefit)
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for 2014 is exclusively related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We have not yet made a determination regarding the potential impact of these limitations. Moreover, in the event we have future changes in ownership, the availability of net operating losses could be further limited.
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
The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	deferred revenue;

•	stock-based compensation;

•	goodwill;

•	capitalized software costs; and

•	income taxes.
Revenue Recognition
We primarily generate revenue from the sale of subscriptions and subscription-related services. In instances involving subscriptions, we generate subscription revenue under customer contracts with multiple elements, which are comprised of (1) subscription fees that provide the customers with access to our on-demand solution and trade content, unspecified solution and content upgrades, and customer support, (2) professional services associated with implementing our solution (primarily implementation services), and (3) transaction-related fees (including publishing services). Our initial customer contracts have contract terms typically ranging from three to five years and our renewal contracts range from one to five years in length. Typically, the customer does not take or have the right to take possession of the software supporting our on demand solution. However, in certain instances, we have customers that take possession of the software whereby it is installed on the customer’s premises. Our subscription service arrangements typically may only be terminated for cause and do not contain refund provisions.
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
Subscription Revenue. We recognize subscription revenue ratably over the contract terms beginning on the commencement date of each contract, which is the date the service is made available to customers. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. We recognize transaction-related revenue as the transactions occur.
Professional Services Revenue. The majority of our professional services agreements are on a time and material basis. When these services are not combined with subscription revenue as a single unit of accounting, as discussed below, we recognize this revenue as we render the services for time and material agreements, and when the customer accepts the milestones that we achieve for fixed price agreements.
Multiple-Deliverable Arrangements. We enter into arrangements with multiple deliverables that generally include subscription, professional services (primarily implementation) as well as transaction-related fees. Prior to January 1, 2010, we accounted for deliverables in multiple-deliverable arrangements separately if the delivered items had standalone value and there was objective and reliable evidence of fair value for the undelivered items. If the deliverables in a multiple-deliverable arrangement could not be accounted for separately, the total arrangement fee was recognized ratably as a single unit of accounting over the contracted term of the subscription agreement. We accounted for a significant portion of our multiple-deliverable arrangements as a single unit of accounting because we did not have objective and reliable evidence of fair value for certain of the deliverables. Additionally, in these situations, we expensed the direct costs of the professional services arrangement as incurred whereas the revenue from the services was recognized over the contracted terms of the subscription.
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) which amended the previous multiple-deliverable arrangements accounting guidance. Pursuant to the updated guidance, objective and reliable evidence of fair value of the deliverables to be delivered was no longer required in order to account for deliverables in a multiple-deliverable arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price.
We adopted this accounting guidance on January 1, 2010, for applicable arrangements entered into or materially modified after January 1, 2010 (the beginning of our fiscal year). Under the updated accounting guidance, in order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, we have concluded that all of the professional services included in multiple-deliverable arrangements executed have standalone value.
As a result of adopting ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE), if available, third party evidence (TPE), if VSOE is not available, or estimated selling prices (ESP), if neither VSOE nor TPE is available. As we have been unable to establish VSOE or TPE for the elements of its arrangements, we establish the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription including various add-on modules if and when sold together without professional services, and other factors such as gross margin objectives, pricing practice and growth strategy. We have established processes to determine ESP and allocate revenue in multiple arrangements using ESP.
For those contracts in which our customer accesses our software via our on-demand, cloud based solution, we account for such transactions in accordance with the ASC 605-25, Multiple-Element Arrangements. The majority of these contracts represent multiple-element arrangements, and we evaluate each element to determine whether it represents a separate unit of accounting. We recognize the consideration allocated to the subscription as revenue ratably over the contract period. The consideration allocated to professional services is recognized as the services are performed, which is typically over the first three to six months of an arrangement.

For those contracts in which the customer takes possession of the software, we account for such transactions in accordance with ASC 985, Software. We account for these agreements as subscriptions and recognize the entire arrangement fee (subscription and professional services) ratably over the term of the agreement. In addition, we do not have VSOE for any add-on professional services, and accordingly, we recognize revenue related to such add-on professional services over the remaining term of the contract.
We account for sales tax collected from customers and remitted to governmental authorities on a net basis and, therefore, we do not include them in revenue and cost of revenue in our consolidated statement of operations.
We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included in professional services revenue and cost of professional services revenue for the years ended December 31, 2014, 2013, and 2012 were $579,955, $496,474 and $432,702, respectively.
Deferred Revenue
Deferred revenue represents amounts collected from (or invoiced to) customers in advance of revenue earned. Deferred revenue to be recognized in the succeeding 12 month period is included in current deferred revenue with the remaining amounts included in noncurrent deferred revenue. Deferred revenue at December 31, 2014 and 2013 included approximately $4.0 million and $6.7 million related to an arrangement with one customer in which we were recognizing revenue equal only to the extent of costs incurred. We started to recognize this deferred revenue ratably beginning in May 2012.
Stock-Based Compensation
We recognize stock-based compensation as an expense in the consolidated financial statements and measure that cost based on the estimated fair value of the award.
For awards granted after January 1, 2006, we recognized compensation expense based on the estimated grant date fair value using the Black Scholes option pricing model.
Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, the expected term of the options, our expected stock price volatility, risk-free interest rates, and expected dividends, which are estimated as follows:

•
Fair value of our common stock. Prior to our IPO, we estimated the value of our common stock. See “—Common Stock Valuations” below. Subsequent to our IPO, our Board of Directors determined the fair value of our common stock based on the closing price of our common stock as reported on the New York Stock Exchange on the day of grant.

•
Expected term. The expected term represents the period that our stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, we have based our expected term on the simplified method, which represents the average period from vesting to the expiration of the award.

•
Expected volatility. As we do not have a sufficient trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.

•	Risk-free rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation for future awards may differ materially compared with the awards previously granted.
Common Stock Valuations. Prior to our IPO, the fair value of the common stock underlying our stock options was determined by our board of directors, which intended that all options granted have an exercise price that is not less than the estimated fair value of a share of our common stock underlying those options on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we used in the valuation model were based on future expectations combined with management judgment. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

•	contemporaneous third-party valuations performed at periodic intervals by a valuation firm;

•	the prices, rights, preferences and privileges of our preferred stock relative to the common stock;

•	the purchases of shares of preferred stock by unaffiliated venture capital firms;

•	our operating and financial performance and forecast;

•	current business conditions;

•	significant new customer wins;

•	the hiring of key personnel;

•	our stage of development;

•
the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, given prevailing market conditions;

•	any adjustment necessary to recognize a lack of marketability for our common stock;

•	the market performance of comparable publicly-traded technology companies; and

•	the U.S. and global capital market conditions.
In order to determine the fair value of our common stock underlying option grants, we considered, among other things, contemporaneous valuations of our stock from an independent valuation firm that provided us with their estimation of our enterprise value and the allocation of that value to each element of our capital structure (preferred stock, common stock, warrants and options). For stock options granted in or prior to June 2011, we determined our enterprise value using the market based approach and, within the market based approach, the comparable company method and the recent transaction method. We selected the companies used for comparison based on a number of factors, including but not limited to, the similarity of their industry, business model, and financial risk profile to those of ours. We used the same set of comparable companies for all relevant valuation estimates. The market-based approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of technology companies. We then apply these multiples to our financial metrics to derive a range of indicated values. We also considered appropriate adjustments to recognize a lack of marketability.
  For stock options and restricted stock units granted subsequent to our IPO, our Board of Directors determined the fair value based on the closing price of our common stock as reported on The New York Stock Exchange on the date of grant.
Goodwill
Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2014, we had $24.5 million of goodwill recorded on our Consolidated Balance Sheet. For the purposes of impairment testing, we have determined that we have one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference. The identification and measurement of goodwill impairment involves the estimation of the fair value of the company. The estimate of our fair value, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates.
Capitalized Software Costs
Certain development costs related to our software products are capitalized in accordance with ASC Topic 350-40, Internal-Use Software. ASC 350-40 contains the following provisions: (1) preliminary project costs are expensed as incurred; (2) all costs associated with the development of the application are to be capitalized; and (3) all costs associated with the post-implementation operation of the software shall be expensed as incurred. In addition, the costs for all upgrades and enhancements to the originally developed software may be capitalized if additional functionality is added. Accordingly, we capitalize certain software development costs, including the costs to develop solution modules or significant enhancements to existing modules, which are developed or obtained for internal use. We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. Costs associated with preliminary project stage activities, training, maintenance and all post-implementation stage activities are expensed as incurred. It is difficult to predict the amount of Internal-Use Software that will be capitalized in the future as it is project-specific and as such each project will be reviewed on a case-by-case basis.
Income Taxes
We account for income taxes under the asset and liability method in accordance with authoritative guidance for income taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying accounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.
We adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Tax, on February 1, 2009. There was no impact upon adoption of ASC 740-10 as we have not identified any uncertain tax positions. We have adopted the accounting policy that interest and penalties relating to income taxes are classified within income tax expense (benefit).
Recent Accounting Pronouncements
In May of 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2016, which for us is January 1, 2017. Earlier application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently assessing which method we will choose for adoption, and are evaluating the impact of the adoption on our consolidated results of operations and financial position.
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

	Year Ended December 31,
	2014	2013	2012
Revenue:
Subscription	$45,142,117	$38,866,989	$32,399,577
Professional services	19,691,349	13,660,000	10,968,131
Total revenue	64,833,466	52,526,989	43,367,708
Cost of revenue:
Cost of subscription revenue	14,586,245	12,747,971	10,731,302
Cost of professional services revenue	12,901,935	9,498,225	8,680,446
Total cost of revenue	27,488,180	22,246,196	19,411,748
Gross profit	37,345,286	30,280,793	23,955,960
Operating expenses:
Sales and marketing	20,033,251	16,246,583	12,807,458
Research and development	9,745,137	7,935,614	5,774,695
General and administrative	15,761,895	10,468,776	6,275,160
Restricted stock expense	18,683,277	9,327,594	877,892
Total operating expenses	64,223,560	43,978,567	25,735,205
Loss from operations	(26,878,274)	(13,697,774)	(1,779,245)
Interest income	2,009	18,432	30,629
Interest expense	(275,074)	(168,810)	(37,041)
Loss before income taxes	(27,151,339)	(13,848,152)	(1,785,657)
Income tax expense	552,619	549,718	310,900
Net loss	$(27,703,958)	$(14,397,870)	$(2,096,557)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Subscription	70%	74%	75%
Professional services	30	26	25
Total revenue	100	100	100
Cost of revenue:
Cost of subscription revenue (1)	32	33	33
Cost of professional services revenue (1)	66	70	79
Total cost of revenue	42	42	45
Gross profit	58	58	55
Operating expenses:
Sales and marketing	31	31	30
Research and development	15	15	13
General and administrative	24	20	14
Restricted stock expense	29	18	2
Total operating expenses	99	84	59
Loss from operations	(41)	(26)	(4)
Interest income	—	—	—
Interest expense	—	—	—
Loss before income taxes	(41)	(26)	(4)
Income tax expense	1	1	1
Net loss	(42)%	(27)%	(5)%

(1) The table shows cost of revenue as a percentage of each component of revenue.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenue. Revenue for 2014 was $64.8 million, an increase of $12.3 million, or 23.4%, over revenue of $52.5 million for 2013.
Subscription Revenue. Subscription revenue for 2014 was $45.1 million, an increase of $6.2 million, or 15.9%, over subscription revenue of $38.9 million for 2013. The increase in subscription revenue resulted from an increase in the number of large subscriptions from customers, as well as recognition of revenue for a full year for the new customers added in 2013. We have increased our customer count through our sales and marketing efforts and our acquisition of EasyCargo in September 2013.
Professional Services Revenue. Professional services revenue for 2014 was $19.7 million, an increase of $6.0 million, or 43.8%, over professional services revenue of $13.7 million for 2013. The increase is attributable to an increase in demand for professional services from our expanding customer base as well as services provided to our existing customers.
Cost of Subscription Revenue. Cost of subscription revenue for 2014 was $14.6 million, an increase of $1.9 million, or 15.0%, over cost of subscription revenue of $12.7 million for 2013. As a percentage of subscription revenue, cost of subscription revenue was 32.4% for 2014 and 32.6% and 2013, respectively. The increase in dollar amount resulted from an increase of $0.8 million for the cost of new employees hired during the period, an increase of $0.2 million for stock-based compensation expense, an increase of $0.2 million for outside services, an increase of $0.1 million in recruiting costs and an increase of $0.7 million in depreciation, amortization and other allocated costs. This was offset by a decrease of $0.1 million in software maintenance costs.
Cost of Professional Services Revenue. Cost of professional services revenue for 2014 was $12.9 million, an increase of $3.4 million, or 35.8%, over cost of professional services revenue of $9.5 million for 2013. As a percentage of professional services revenue, cost of professional services revenue was 65.5% for 2014 and 69.3% for 2013. The increase in dollar amount resulted from an increase of $3.1 million for the costs of new professional services employees hired during the period and employee costs related to the EasyCargo acquisition, an increase of $0.2 million for stock-based compensation expense, an increase of $0.1 million in travel costs and an increase of $0.2 million in depreciation, amortization and other allocated costs. This was offset by decrease of $0.2 million in recruiting costs.
Sales and Marketing Expenses. Sales and marketing expenses for 2014 were $20.0 million, an increase of $3.8 million, or 23.5%, over sales and marketing expenses of $16.2 million for 2013. As a percentage of revenue, sales and marketing expenses was 30.9% for 2014 and 30.9% for 2013. The increase in dollar amount is due to an increase of $1.5 million resulting from the cost of new employees hired during the period, an increase of $0.8 million in commission expense, an increase of $0.3 million in stock-based compensation expense and an increase of $0.1 million in depreciation, amortization and other allocated costs. There also was an increase of $0.7 million primarily for international marketing events, an increase of $0.2 million in travel costs, an increase of $0.1 million in recruiting costs and a $0.1 million increase in software development costs.
Research and Development Expenses. Research and development expenses for 2014 were $9.7 million, an increase of $1.8 million, or 22.8%, from research and development expenses of $7.9 million for 2013. As a percentage of revenue, research and development expenses was 15.0% for both 2014 and 2013. The increase in dollar amount was due to an increase of $0.4 in employee compensation and benefits, primarily related to the hiring of senior level employees, a $0.4 million increase in stock-based compensation expense, a $0.4 million increase for decreased employee costs capitalized for software projects in 2014 compared to 2013 and an increase of $0.4 million in depreciation, amortization and other allocated costs. Also, there was an increase of $0.1 million for travel costs and a $0.2 million increase for outside services, which was offset by a decrease of $0.1 million for software maintenance costs.
General and Administrative Expenses. General and administrative expenses for 2014 were $15.8 million, an increase of $5.3 million, or 50.5%, over general and administrative expenses of $10.5 million for 2013. As a percentage of revenue, general and administrative expenses increased to 24.4% for 2014 from 20.0% for 2013. The increase in dollar amount is due to an increase of $4.0 million in compensation costs, which includes $1.1 million in severance costs related to the resignation of our chief operating officer and $1.4 million for stock-based compensation expense. Also, there was an increase of $0.3 million for travel costs, an increase of $0.5 million in rent, a $0.1 million increase in software maintenance costs, a $0.3 million increase in professional fees, a $0.1 million increase in taxes and a $0.6 million increase in other costs. This was offset by a decrease of $0.4 million as we no longer have fair value mark-to-market costs for warrants that were converted to common stock in March 2014 and a decrease of $0.2 million in depreciation, amortization and other allocated costs.
Income Tax Expense. Income tax expense for 2014 was $0.6 million compared to 0.5 million for 2013. Income tax expense is primarily related to foreign operations.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Revenue. Revenue for 2013 was $52.5 million, an increase of $9.1 million, or 21.0%, over revenue of $43.4 million for 2012.
Subscription Revenue. Subscription revenue for 2013 was $38.9 million, an increase of $6.5 million, or 20.1%, over subscription revenue of $32.4 million for 2012. The increase in subscription revenue resulted from an increase in the number of large subscriptions from customers, as well as recognition of revenue for a full year for the new customers added in 2012. We have increased our customer count through our sales and marketing efforts.
Professional Services Revenue. Professional services revenue for 2013 was $13.7 million, an increase of $2.7 million, or 24.5%, over professional services revenue of $11.0 million for 2012. The increase is attributable to an increase in demand for professional services from our expanding customer base.
Cost of Subscription Revenue. Cost of subscription revenue for 2013 was $12.7 million, an increase of $2.0 million, or 18.7%, over cost of subscription revenue of $10.7 million for 2012. As a percentage of subscription revenue, cost of subscription revenue was 32.6% for 2013 and 33.0% for 2012. The increase in dollar amount resulted from a $1.0 million increase in depreciation, amortization and other allocated costs, an increase of $0.8 million resulting from salary increases for existing employees and the cost of new employees hired during the period and an increase of $0.2 million in software maintenance costs.
Cost of Professional Services Revenue. Cost of professional services revenue for 2013 was $9.5 million, an increase of $0.8 million, or 9.2%, over cost of professional services revenue of $8.7 million for 2012. As a percentage of professional services revenue, cost of professional services revenue was 69.3% for 2013 and 79.1% for 2012. The increase in dollar amount resulted from an increase of $1.6 million resulting from salary increases for existing professional services employees and the cost of new professional services employees hired during the period. Also, there was an increase of $0.2 million in recruiting costs, $0.1 million in travel costs and $0.3 million in other costs. These costs were offset by a $0.3 million decrease in outside services and a decrease of $1.1 million in employee-related costs transferred from research and development in 2012 as our engineering team temporarily assisted our professional services organization to address a particular customer implementation.
Sales and Marketing Expenses. Sales and marketing expenses for 2013 were $16.2 million, an increase of $3.4 million, or 26.6%, over sales and marketing expenses of $12.8 million for 2012. As a percentage of revenue, sales and marketing expenses increased to 30.9% for 2013 from 29.5% for 2012. The increase in dollar amount is due to an increase of $1.3 million resulting from salary increases for existing employees and the cost of new employees hired during the period, an increase of $0.1 million in recruiting costs and an increase of $0.5 million in commission expense. We also had a $0.9 million increase in marketing event costs, a $0.3 million increase in travel costs, a $0.2 million increase in allocated general and administrative costs, and an increase of $0.1 million in other marketing related costs.
Research and Development Expenses. Research and development expenses for 2013 were $7.9 million, an increase of $2.1 million, or 36.2%, from research and development expenses of $5.8 million for 2012. As a percentage of revenue, research and development expenses increased to 15.0% for 2013 from 13.4% for 2012. The increase in dollar amount was due to $2.1 million of costs allocated to cost of professional services in 2012 as our engineering team temporarily assisted our professional services organization to address a particular customer implementation while no costs were allocated to cost of professional services revenue in 2013. There also was a $0.1 million increase in other costs that were offset by a $0.1 million decrease in travel and related costs.
General and Administrative Expenses. General and administrative expenses for 2013 were $10.5 million, an increase of $4.2 million, or 66.7%, over general and administrative expenses of $6.3 million for 2012. As a percentage of revenue, general and administrative expenses increased to 20.0% for 2013 from 14.5% for 2012. The increase in dollar amount is due to an increase of $1.6 million related to changes in the fair value of warrants issued, and an increase of $0.8 million resulting from salary increases for existing employees and for additional general and administrative employees hired during the period.

There also was an increase of $1.0 million in professional fees, a $0.2 million increase in travel costs, a $0.2 million increase in software maintenance costs, a $0.2 million increase in the costs for recruiting and outside services and an increase of $0.2 million in allocated general and administrative costs.
Income Tax Expense. Income tax expense for 2013 was $0.5 million compared to $0.3 million for 2012. Income tax expense is primarily related to foreign operations.
Quarterly Results of Operations
The following table sets forth our unaudited operating results for each of the eight quarters preceding and including the period ended December 31, 2014 and the percentages of revenue for each line item shown. The information is derived from our unaudited financial statements. In the opinion of management, our unaudited financial statements include all adjustments, consisting only of normal recurring items, except as noted in the notes to the financial statements, necessary for a fair statement of interim periods. The financial information presented for the interim periods has been prepared in a manner consistent with our accounting policies described elsewhere and should be read in conjunction therewith. These quarterly results are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended,
	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014
Revenue:
Subscription	$8,747,187	$8,668,142	$9,827,099	$11,624,561	$10,509,769	$10,630,709	$11,441,819	$12,559,820
Professional services	2,845,877	3,273,244	3,558,641	3,982,238	4,479,239	5,178,236	4,981,001	5,052,873
Total revenue	11,593,064	11,941,386	13,385,740	15,606,799	14,989,008	15,808,945	16,422,820	17,612,693
Cost of revenue:
Cost of subscription revenue	3,005,199	3,184,923	3,314,294	3,243,555	3,344,728	3,651,853	3,778,873	3,810,791
Cost of professional services revenue	2,016,431	2,340,002	2,392,352	2,749,440	2,900,324	3,342,566	3,224,945	3,434,100
Total cost of revenue	5,021,630	5,524,925	5,706,646	5,992,995	6,245,052	6,994,419	7,003,818	7,244,891
Gross profit	6,571,434	6,416,461	7,679,094	9,613,804	8,743,956	8,814,526	9,419,002	10,367,802
Operating expenses:
Sales and marketing	3,673,254	4,091,874	4,103,382	4,378,073	4,848,024	5,114,468	4,717,795	5,352,964
Research and development	1,941,140	1,833,111	2,051,430	2,109,933	2,188,474	2,379,144	2,492,531	2,684,988
General and administrative	2,257,852	2,624,834	2,801,763	2,784,327	4,752,136	3,299,735	4,249,190	3,460,834
Restricted stock expense	3,529,854	3,182,357	1,993,543	621,840	18,683,277	—	—	—
Total operating expenses	11,402,100	11,732,176	10,950,118	9,894,173	30,471,911	10,793,347	11,459,516	11,498,786
Loss from operations	(4,830,666)	(5,315,715)	(3,271,024)	(280,369)	(21,727,955)	(1,978,821)	(2,040,514)	(1,130,984)
Interest income	167	17,861	211	193	213	91	1,615	90
Interest expense	(5,448)	(18,745)	(51,210)	(93,407)	(112,977)	(55,917)	(48,546)	(57,634)
Loss before income taxes	(4,835,947)	(5,316,599)	(3,322,023)	(373,583)	(21,840,719)	(2,034,647)	(2,087,445)	(1,188,528)
Income tax expense	201,243	41,325	169,472	137,678	99,012	150,537	150,901	152,169
Net loss	$(5,037,190)	$(5,357,924)	$(3,491,495)	$(511,261)	$(21,939,731)	$(2,185,184)	$(2,238,346)	$(1,340,697)

	Three Months Ended,
	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014
Revenue:
Subscription	75%	73%	73%	74%	70%	67%	70%	71%
Professional services	25	27	27	26	30	33	30	29
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Cost of subscription revenue (1)	34	37	34	28	32	34	33	30
Cost of professional services revenue (1)	71	71	67	69	65	65	65	68
Total cost of revenue	43	46	43	38	42	44	43	41
Gross profit	57	54	57	62	58	56	57	59
Operating expenses:
Sales and marketing	32	34	31	28	32	32	29	30
Research and development	17	15	15	14	15	15	15	15
General and administrative	19	22	21	18	32	21	26	20
Restricted stock expense	30	27	15	4	125	—	—	—
Total operating expenses	98	98	82	64	204	68	70	65
Loss from operations	(41)	(44)	(25)	(2)	(146)	(12)	(13)	(6)
Interest income	—	—	—	—	—	—	—	—
Interest expense	—	—	—	(1)	(1)	—	—	—
Loss before income taxes	(41)	(44)	(25)	(3)	(147)	(12)	(13)	(6)
Income tax expense	2	—	1	1	1	1	1	1
Net loss	(43)%	(44)%	(26)%	(4)%	(148)%	(13)%	(14)%	(7)%
(1) The table shows cost of revenue as a percentage of each component of revenue.
We have experienced certain quarterly trends in our subscription and professional services revenues. In particular, our subscription revenue in the first quarter of certain years has been lower than the sequential fourth quarter of the prior year due to the transactional volumes associated with retail cycles.
Liquidity and Capital Resources

	Year Ended December 31,
	2014	2013	2012
Cash provided by (used in):
Operating activities	$(8,303,391)	$989,089	$3,922,486
Investing activities	(2,411,339)	(5,186,036)	(4,772,105)
Financing activities	46,942,282	5,455,396	(120,552)

		December 31,
		2014	2013
Cash and cash equivalents		$41,242,200	$5,147,735
Historically, we have financed our operations through the sale of preferred stock and borrowing from credit facilities. On March 26, 2014, we closed our IPO and received proceeds of $57.8 million, net of underwriting discounts and commissions, but before offering expenses of $4.7 million.
At December 31, 2014, our principal sources of liquidity were cash and cash equivalents totaling $41.2 million and accounts receivable, net of allowance for doubtful accounts of $15.6 million, compared to cash and cash equivalents of $5.1 million and accounts receivable, net of allowance for doubtful accounts of $11.0 million at December 31, 2013. We bill our customers in advance for annual subscriptions, while professional services are typically billed on a monthly basis as services are performed. As a result, the amount of our accounts receivable at the end of a period is driven significantly by our annual subscription and professional services billings for the last month of the period, and our cash flows from operations are affected by our collection of amounts due from customers for subscription and professional services billings that resulted in the recognition of revenue in a prior period.

Net Cash Flows from Operating Activities
For 2014, net cash used in operating activities was $8.3 million, which reflects our net loss of $27.7 million, adjusted for non-cash charges of $27.7 million consisting primarily of $18.7 million for restricted stock compensation, $1.2 million for the change in the valuation of warrants, $2.7 million for stock-based compensation and $4.9 million for depreciation and amortization. Additionally, we had a $8.3 million decrease in our working capital accounts consisting primarily of an increase of $4.7 million in accounts receivable and a decrease of $2.8 million in deferred revenue.
For 2013, net cash provided by operating activities was $1.0 million, which reflects our net loss of $14.4 million, adjusted for non-cash charges of $15.5 million consisting primarily of $9.3 million for restricted stock compensation, $1.6 million for the change in the valuation of warrants and $3.8 million for depreciation and amortization. Additionally, we had a net decrease in our working capital accounts consisting of $3.2 million in prepaid and other assets and $1.0 million in accounts receivable offset by an increase of $3.7 million in accounts payable and accrued expenses and an increase of $0.5 million in deferred revenue. In 2013, prepaid expenses and other assets decreased principally as a result of a $3.3 million increase in deferred commissions.
For 2012, net cash provided by operating activities of $3.9 million was primarily the result of $2.1 million of net loss, offset by non-cash depreciation and amortization expense of $2.6 million, a less than $0.1 million increase in deferred revenue, a $1.6 million decrease in accounts receivable and a $1.1 million increase in accrued liabilities, offset by an increase in prepaid expenses of $1.2 million. Increases in deferred revenue are due to continued growth in new business, offset by the subscription revenue recognized ratably over time. Increases in accounts receivable are primarily due to growth in the number of customer subscription agreements.
Our deferred revenue was $27.9 million at December 31, 2014 and $30.8 million at December 31, 2013. The increases and decreases in deferred revenue at the end of each of these periods reflect the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue and then recognized ratably over the remaining term of the subscription agreement.
Net Cash Flows from Investing Activities
For 2014, net cash used in investing activities was $2.4 million, consisting of various capital expenditures of $0.7 million and capitalization of $2.0 million for software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.
For 2013, net cash used in investing activities was $5.2 million, consisting of various capital expenditures of $0.3 million, the capitalization for $2.4 million of software development costs, cash paid for deposits of $0.5 million and $1.9 million for the acquisition of our China subsidiary, EasyCargo, in September 2013 .
For 2012, net cash used in investing activities was $4.8 million, consisting of various capital expenditures of $1.5 million and capitalization of $3.3 million for software development costs.
Net Cash Flows from Financing Activities
For 2014, net cash provided by financing activities was $46.9 million and consists of net proceeds from the sale of common stock from our IPO of $53.5 million and $1.6 million in proceeds from the exercise of stock options. This was offset by the repayment of $7.0 million on our revolving line of credit and $1.2 million in capital lease repayments.
For 2013, net cash provided by financing activities was $5.5 million as we borrowed $7.0 million on our revolving line of credit, had capital lease repayments of $1.0 million and paid $0.5 million in deferred offering costs.
For 2012, net cash used in financing activities was $0.1 million and was primarily for the repayment of capital lease obligations.

Line of Credit
During April 2013, we entered into a loan and security agreement with a financial institution that provided a line of credit for up to the lesser of $10 million or 80% of eligible accounts, as defined, which was approximately $9.1 million as of December 31, 2014. Borrowings under this line of credit bore interest each month at an interest rate equal to the prime rate, as defined in the loan and security agreement, plus 1.5% or 2.5% depending on cash balances and the availability of the line of credit. The interest rate as of December 31, 2014 was Prime Rate plus 1.5%. Borrowings under the line of credit were subject to certain reporting and financial covenants, and are secured by substantially all of our assets, excluding intellectual property. The line was scheduled to expire on April 10, 2015. As of December 31, 2014, there was no outstanding balance under this line of credit and we were in compliance with all reporting and financial covenants in the loan and security agreement. In connection with our acquisition of ecVision (International), Inc., on March 2, 2015, we entered into a new credit agreement with a financial institution to provide for a $20,000,000 term loan and a $5,000,000 revolving credit facility (see Recent Developments in Part I, Item 1). As such, our previous loan and security agreement was terminated on March 4, 2015.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solution modules and services, the sales and marketing resources needed to further penetrate our targeted markets and gain acceptance of new modules we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solution and services. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. In the future, we may also acquire complementary businesses, solutions or technologies. For example, on March 2, 2015, we acquired ecVision (International) Inc., a cloud-based provider of global sourcing and collaborative supply chain solutions for brand-focused companies. We have no definitive agreements or commitments with respect to any acquisitions at this time.
We believe our existing cash and cash equivalents, together with the available borrowing capacity under our new line of credit that we entered into on March 4, 2015 and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. During the last three years, inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Contractual and Commercial Commitment Summary
The following table summarizes our contractual obligations as of December 31, 2014. These contractual obligations require us to make future cash payments.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations: (1)
Operating lease commitments	$14,305,593	$2,824,912	$4,844,741	$3,808,313	$2,827,627
Capital lease commitments	3,745,040	1,479,914	2,067,483	197,643	—
Other*	2,500,000	—	2,500,000	—	—
Total	$20,550,633	$4,304,826	$9,412,224	$4,005,956	$2,827,627

*
Represents the maximum earnout payment relating to our acquisition of EasyCargo. By March 15, 2016, we are obligated to pay additional consideration if, during the three-year period ending December 31, 2015, aggregate China Trade Management (CTM) revenue exceeds $7.7 million. The additional consideration will be equal to 50% of CTM revenue in excess of $7.7 million for that period, up to a maximum of $2.5 million, and we may pay the additional consideration at our option in cash or common stock.

(1)
On March 2, 2015, we entered into and completed the acquisition of ecVision (International) Inc., a Cayman Islands company with US, Hong Kong and China subsidiaries. We paid a purchase price of $26,398,400 before giving effect to certain expenses and adjustments that resulted in an upfront cost to us of approximately $27,100,000. We acquired ecVision for a net cash amount of approximately $24,400,000, before giving effect to these expenses and adjustments, and net of ecVision’s $2,000,000 of target working capital. We will also make an earn out payment of up to $5,176,000 on June 1, 2016 as follows: (i) $3,500,000 if ecVision’s products and services revenues under GAAP from April 1, 2015 through March 31, 2016 (the New Year Period) grow at an annual rate of 18% compared to the period from April 1, 2014 through March 31, 2015 (the Prior Year Period); (ii) the full $5,176,000 if ecVision’s products and services revenues under GAAP grow in the New Year Period at 20% or more compared to the Prior Year Period; or (iii) a proportional payment between $3,500,000 and $5,176,000 if ecVision’s products and services revenues under GAAP grow in the New Year Period at more than 18% but less than 20% compared to the Prior Year Period.

In addition, on June 1, 2017, we will pay to ecVision’s former equity-holders $3,675,000 if the founder of ecVision, has not been terminated by us for “Cause” and if he has not left us without “Good Reason,” as such terms are defined in the merger agreement.
In connection with the ecVision acquisition, on March 4, 2015, we entered into a credit agreement (the Credit Agreement) with a financial institution providing for an aggregate of $25,000,000 of financing comprised of two credit facilities: (i) a senior secured revolving credit facility of $5,000,000 (the Revolving Facility), which includes a $2,000,000 sublimit for the issuance of letters of credit and (ii) a senior secured term loan facility of $20,000,000 (the Term Loan and together with the Revolving Facility, the Senior Facilities). The Term Loan was fully funded on March 4, 2015 in order to fund a portion of the acquisition consideration and we paid the balance due at closing with cash on hand. The Revolving Facility has not been drawn down and the maturity date for obligations under the Senior Facilities is March 4, 2018 (the Maturity Date).
The interest rate on the outstanding balance from time to time of the Senior Facilities is based upon, at our option, either (i) the “LIBOR” rate plus 3.5% or (ii) the “Base Rate” plus 1.5%, as such terms are defined in the Credit Agreement. The Term Loan will amortize in quarterly installments as follows: (i) 2.5% in the first year; (ii) 2.5% in the second year; and (iii) 5% in the third year, with the with balance payable on the Maturity Date.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
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
Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements and accompanying notes and the report of our independent registered public accounting firm are listed in Part IV starting on page F-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of December 31, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2014, were effective for the purposes stated above.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference from information contained under the sections “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders.
Item 11.    Executive Compensation
Information required by this item is incorporated by reference from information contained under the section “Executive Compensation” and "Director Compensation" in our Proxy Statement for the Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference from information contained under the section “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated by reference from information contained under the section “Certain Relationships and Related Party Transactions” in our Proxy Statement for the Annual Meeting of Stockholders.
Item 14.    Principal Accounting Fees and Services
Information with respect to this item is incorporated by reference from information under the section “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements:
Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-1
(2)Financial Statement Schedules:
The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1
(3)Exhibits:
See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBER ROAD, INC.

Date: March 13, 2015	By:	/s/ JAMES W. PREUNINGER
James W. Preuninger
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES W. PREUNINGER	Chief Executive Officer and Director	March 13, 2015
James W. Preuninger	(Principal Executive Officer)
/s/ THOMAS E. CONWAY	Chief Financial Officer	March 13, 2015
Thomas E. Conway	(Principal Financial and Accounting Officer)
/s/ DONALD R. CALDWELL	Director	March 13, 2015
Donald R. Caldwell
/s/ PAMELA F. CRAVEN	Director	March 13, 2015
Pamela F. Craven
/s/ KENNETH M. HARVEY	Director	March 13, 2015
Kenneth M. Harvey
/s/ CHO YING DAVY HO	Director	March 13, 2015
Cho Ying Davy Ho
/s/ RUDY C. HOWARD	Director	March 13, 2015
Rudy C. Howard
/s/ JOHN MALONE	Director	March 13, 2015
John Malone
/s/ BARRY M. V. WILLIAMS	Director	March 13, 2015
Barry M. V. Williams

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
2.1	Merger Agreement, dated as of March 2, 2015, among ecVision (International) Inc., Project 20/20 Acquisition Corp., the Registrant and Fortis Advisors LLC.	8-K	2.1	3/6/15
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant effective March 26, 2014.	S-1/A	3.1	3/5/14
3.2	Amended and Restated Bylaws of the Registrant effective March 26, 2014.	S-1/A	3.2	3/5/14
4.1	Specimen Common Stock Certificate of Amber Road, Inc.	S-1/A	4.1	3/5/14
4.2	Warrant to Purchase Common Stock, issued March 27, 2007 to Orix Venture Finance LLC.	S-1/A	4.2	3/5/14
10.1	Data Center and General Services Agreement, dated as of November 1, 2009, between Florida Technology Managed Services, Inc. and the Registrant.	S-1/A	10.1	3/5/14
10.2	Amendment 1 to Data Center and General Services Agreement, dated as of November 1, 2012, between Registrant and Florida Technology Managed Services, Inc.	S-1/A	10.2	3/5/14
10.3	Fourth Amended and Restated Investor Rights Agreement, dated as of July 16, 2010, by and among the Registrant and the investors signatory thereto.	S-1/A	10.3	3/5/14
10.4*	Employment Agreement with James W. Preuninger, dated March 3, 2014.	S-1/A	10.4	3/5/14
10.5*	Employment Agreement with John W. Preuninger, dated March 3, 2014.	S-1/A	10.5	3/5/14
10.6	Form of Change in Control Agreement.	S-1/A	10.6	3/5/14
10.7*	2002 Stock Option Plan, as amended.	S-1/A	10.7	3/5/14
10.8*	Form of Employee Stock Option Agreement under the 2002 Stock Option Plan, as amended.	S-1/A	10.8	3/5/14
10.9*	Form of Director Stock Option Agreement under the 2002 Stock Option Plan, as amended.	S-1/A	10.9	3/5/14
10.10*	2012 Omnibus Incentive Compensation Plan.	S-1/A	10.10	3/5/14
10.11*	Form of Stock Option Agreement for officers and employees under 2012 Omnibus Incentive Compensation Plan.	S-1/A	10.11	3/5/14
10.12*	Form of Stock Option Agreement for directors under 2012 Omnibus Incentive Compensation Plan.	S-1/A	10.12	3/5/14
10.13*	Form of Indemnification Agreement.	S-1/A	10.13	3/5/14
10.15	Office Lease by and between the Metropolitan Life Insurance Company and the Registrant, dated as of October 5, 1998, as amended.	S-1/A	10.15	3/5/14
10.16	Deed of Lease by and between MEPT 1660 International Drive LLC and the Registrant, dated as of June 14, 2011.	S-1/A	10.16	3/5/14
10.17	Lease Agreement by and between PFRS Crossroads Corp. and the Registrant, dated as of April 30, 2010.	S-1/A	10.17	3/5/14
10.18	Loan and Security Agreement, dated as of April 10, 2013, between Silicon Valley Bank and the Registrant.	S-1/A	10.18	3/5/14
10.19	Waiver and First Amendment to Loan and Security Agreement, dated as of December 30, 2013, between Silicon Valley Bank and the Registrant.	S-1/A	10.19	3/5/14
10.20	Share Purchase Agreement dated as of September 3, 2013 among Sunrise International Ltd., the Shareholder Representative Committee, the shareholders of Sunrise International Ltd., the Registrant and Amber Road Holdings, Inc.	S-1/A	10.20	3/5/14
10.21	Lease Deed, dated November 8, 2013, between M/s. Paliwal Overseas Private Limited and M/s. Amber Road Software Private Limited.	S-1/A	10.21	3/5/14
10.22*	Form of Management Severance Policy.	S-1/A	10.22	3/5/14
10.23*	Employment agreement with Kae-por Chang.	S-1/A	10.23	3/5/14
10.24‡	Amendment 2 to Data Center and General Services Agreement, dated as of November 1, 2014, between the Registrant and Florida Technology Managed Services, Inc.	10-Q	10.24	11/7/14
10.25	Credit Agreement, dated as of March 4, 2015, between the Registrant and KeyBank National Association.	8-K	10.1	3/6/15
10.26	Form of the 2015 Stock Option Award Certificate	8-K	10.1	2/25/15
10.27	Form of the 2015 Performance Share Award Certificate	8-K	10.2	2/25/15
10.28**	Form of Non-Employee Director Restricted Stock Units Award Agreement.
10.29*	Separation Agreement and General Release dated July 16, 2014, between the Registrant and John W. Preuninger.	8-K	10.1	7/17/14
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of KPMG LLP, independent registered public accounting firm.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL†	XBRL Taxonomy Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Label Linkbase Document.
101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

* Indicates management contract or compensatory plan or agreement
** Filed herewith
*** Furnished herewith
‡ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.
† In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

AMBER ROAD, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Amber Road, Inc.:
We have audited the accompanying consolidated balance sheets of Amber Road, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amber Road, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 13, 2015

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$41,242,200	$5,147,735
Accounts receivable, net	15,645,386	11,017,671
Unbilled receivables	254,243	144,067
Deferred commissions	3,322,553	2,983,400
Prepaid expenses and other current assets	1,445,964	869,108
Deferred offering costs	—	2,786,376
Total current assets	61,910,346	22,948,357
Property and equipment, net	12,918,540	13,102,380
Goodwill	24,476,157	24,476,157
Other intangibles, net	1,011,526	1,201,034
Deferred commissions	6,906,165	7,066,512
Deposits and other assets	1,007,923	1,302,681
Total assets	$108,230,657	$70,097,121
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of obligations under capital leases	$1,321,610	$1,022,176
Accounts payable	1,733,209	2,568,161
Accrued expenses	8,043,759	9,081,554
Deferred revenue	26,168,358	26,115,001
Total current liabilities	37,266,936	38,786,892
Capital lease obligations, less current portion	2,141,584	2,068,308
Deferred revenue, less current portion	1,753,886	4,641,631
Revolving credit facility	—	6,978,525
Other noncurrent liabilities	2,109,544	3,981,889
Total liabilities	43,271,950	56,457,245
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock and puttable common stock:
Series A Redeemable Convertible Preferred Stock, no par value. Authorized, issued, and outstanding, none and 6,725,000 shares at December 31, 2014 and 2013, respectively	—	8,900,911
Series B Redeemable Convertible Preferred Stock, no par value. Authorized, issued, and outstanding, none and 1,853,568 shares at December 31, 2014 and 2013, respectively	—	6,617,778
Series C Redeemable Convertible Preferred Stock, no par value. Authorized, issued, and outstanding, none and 5,227,761 shares at December 31, 2014 and 2013, respectively	—	20,187,957
Series D Redeemable Convertible Preferred Stock, no par value. Authorized, issued, and outstanding, none and 2,669,384 shares at December 31, 2014 and 2013, respectively	—	10,818,014
Series E Redeemable Convertible Preferred Stock, no par value. Authorized, issued and outstanding, none at December 31, 2014; Authorized 6,709,007 shares, issued and outstanding 4,472,671 shares at December 31, 2014	—	28,248,692
Puttable common stock, no par value, issued and outstanding, none and 197,914 shares at December 31, 2014 and 2013, respectively	—	2,148,007
Total redeemable convertible preferred stock and puttable common stock	—	76,921,359
Stockholders’ equity (deficit):
Common stock, $0.001 par value at December 31, 2014, no par value at December 31, 2013. Authorized, 100,000,000 and 38,100,100 shares at December 31, 2014 and 2013, respectively; issued and outstanding 25,765,792 and 5,005,911 shares at December 31, 2014 and 2013, respectively	25,766	15,221,195
Additional paid-in capital	173,665,585	—
Accumulated other comprehensive loss	(607,492)	(485,917)
Accumulated deficit	(108,125,152)	(78,016,761)
Total stockholders’ equity (deficit)	64,958,707	(63,281,483)
Total liabilities and stockholders’ equity (deficit)	$108,230,657	$70,097,121
See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012
Revenue:
Subscription	$45,142,117	$38,866,989	$32,399,577
Professional services	19,691,349	13,660,000	10,968,131
Total revenue	64,833,466	52,526,989	43,367,708
Cost of revenue (1):
Cost of subscription revenue	14,586,245	12,747,971	10,731,302
Cost of professional services revenue	12,901,935	9,498,225	8,680,446
Total cost of revenue	27,488,180	22,246,196	19,411,748
Gross profit	37,345,286	30,280,793	23,955,960
Operating expenses (1):
Sales and marketing	20,033,251	16,246,583	12,807,458
Research and development	9,745,137	7,935,614	5,774,695
General and administrative	15,761,895	10,468,776	6,275,160
Restricted stock expense	18,683,277	9,327,594	877,892
Total operating expenses	64,223,560	43,978,567	25,735,205
Loss from operations	(26,878,274)	(13,697,774)	(1,779,245)
Interest income	2,009	18,432	30,629
Interest expense	(275,074)	(168,810)	(37,041)
Loss before income taxes	(27,151,339)	(13,848,152)	(1,785,657)
Income tax expense	552,619	549,718	310,900
Net loss	(27,703,958)	(14,397,870)	(2,096,557)
Accretion of redeemable convertible preferred stock and puttable common stock	(2,416,505)	(4,849,607)	(4,035,920)
Preferred stock deemed dividend	—	—	(536,107)
Net loss attributable to common stockholders	$(30,120,463)	$(19,247,477)	$(6,668,584)

Net loss per common share (Note 11):
Basic and diluted	$(1.46)	$(5.11)	$(1.82)
Weighted-average common shares outstanding (Note 11):
Basic and diluted	20,623,760	3,763,562	3,673,181

(1) Includes stock-based compensation as follows:
	Year Ended December 31,
	2014	2013	2012
Cost of subscription revenue	$289,611	$80,204	$42,624
Cost of professional services revenue	189,598	40,037	1,110
Sales and marketing	346,545	76,912	46,512
Research and development	486,031	62,387	28,668
General and administrative	1,434,988	262,044	100,505
	$2,746,773	$521,584	$219,419
See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2014	2013	2012
Net loss	$(27,703,958)	$(14,397,870)	$(2,096,557)
Other comprehensive loss:
Foreign currency translation	(121,575)	(305,133)	(298,080)
Total other comprehensive loss	(121,575)	(305,133)	(298,080)
Comprehensive loss	$(27,825,533)	$(14,703,003)	$(2,394,637)

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2011	4,818,643	$4,200,589	$—	$117,296	$(52,065,049)	$(47,747,164)
Net loss	—	—	—	—	(2,096,557)	(2,096,557)
Other comprehensive loss	—	—	—	(298,080)	—	(298,080)
Accretion of Redeemable Convertible Preferred Stock	—	—	—	—	(4,572,027)	(4,572,027)
Exercise of common stock options	107,776	44,367	—	—	—	44,367
Compensation related to restricted stock	—	877,892	—	—	—	877,892
Stock-based compensation expense	—	219,419	—	—	—	219,419
Balance at December 31, 2012	4,926,419	5,342,267	—	(180,784)	(58,733,633)	(53,572,150)
Net loss	—	—	—	—	(14,397,870)	(14,397,870)
Other comprehensive loss	—	—	—	(305,133)	—	(305,133)
Accretion of Redeemable Convertible Preferred Stock	—	—	—	—	(4,849,607)	(4,849,607)
Exercise of common stock options	79,492	29,750	—	—	—	29,750
Compensation related to restricted stock	—	9,327,594	—	—	—	9,327,594
Stock-based compensation expense	—	521,584	—	—	—	521,584
Accretion of puttable common stock	—	—	—	—	(35,651)	(35,651)
Balance at December 31, 2013	5,005,911	15,221,195	—	(485,917)	(78,016,761)	(63,281,483)
Net loss	—	—	—	—	(27,703,958)	(27,703,958)
Other comprehensive loss	—	—	—	(121,575)	—	(121,575)
Effect of par value on existing shares	—	(15,216,189)	15,216,189	—	—	—
Accretion of Redeemable Convertible Preferred Stock	—	—	—	—	(2,380,858)	(2,380,858)
Exercise of common stock options	767,593	768	1,567,369	—	—	1,568,137
Exercise of common stock warrant	196,304	196	3,011,712	—	—	3,011,908
Compensation related to restricted stock	—	—	18,683,277	—	—	18,683,277
Stock-based compensation expense	—	—	2,746,773	—	—	2,746,773
Accretion of puttable common stock	197,914	198	2,183,456	—	(23,575)	2,160,079
Conversion of Preferred Stock	14,802,188	14,802	77,139,409	—	—	77,154,211
Issuance of common stock for initial public offering, net	4,782,870	4,783	53,074,721	—	—	53,079,504
Common stock issued for contingent consideration	13,012	13	(13)	—	—	—
Stock compensation for contingent consideration	—	—	42,692	—	—	42,692
Balance at December 31, 2014	25,765,792	$25,766	$173,665,585	$(607,492)	$(108,125,152)	$64,958,707

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(27,703,958)	$(14,397,870)	$(2,096,557)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,896,713	3,791,973	2,566,673
Bad debt expense	47,006	46,500	60,000
Stock-based compensation	2,746,773	521,584	219,419
Loss on asset impairment	11,964	30,261	—
Restricted stock non-cash compensation	18,683,277	9,327,594	877,892
Compensation related to puttable common stock	54,764	18,255	—
Change in fair value of contingent consideration liability	(43,855)	106,244	—
Non-cash interest expense related to debt	—	23,227	—
Change in fair value of warrant liability	1,244,635	1,600,176	32,674
Amortization of debt financing costs	43,858	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,684,880)	(1,004,874)	1,559,364
Unbilled receivables	(113,471)	96,170	41,651
Prepaid expenses and other current assets	(801,221)	(3,274,161)	(1,201,895)
Accounts payable	(182,112)	431,342	(497,224)
Accrued expenses	432,225	3,232,110	1,105,675
Other liabilities	(102,032)	(64,266)	1,194,333
Deferred revenue	(2,833,077)	504,824	60,481
Net cash provided by (used in) operating activities	(8,303,391)	989,089	3,922,486
Cash flows from investing activities:
Capital expenditures	(723,475)	(327,024)	(1,511,114)
Addition of capitalized software development costs	(1,970,963)	(2,409,325)	(3,272,403)
Acquisition, net of cash acquired of $85,310	—	(1,914,768)	—
Cash received (paid) for deposits	226,690	(534,919)	11,412
Decrease in restricted cash	56,409	—	—
Net cash used in investing activities	(2,411,339)	(5,186,036)	(4,772,105)
Cash flows from financing activities:
Proceeds from revolving line of credit	—	7,478,525	—
Payments on revolving line of credit	(6,978,525)	(500,000)	—
Debt financing costs	—	(51,764)	—
Repayments on capital lease obligations	(1,246,226)	(1,022,176)	(164,919)
Proceeds from the exercise of stock options	1,568,137	29,750	44,367
Proceeds from the exercise of common stock warrant	40,452	—	—
Payment of offering costs	(4,266,455)	(478,939)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	57,824,899	—	—
Net cash provided by (used in) financing activities	46,942,282	5,455,396	(120,552)
Effect of exchange rate on cash and cash equivalents	(133,087)	(390,535)	(40,357)
Net increase (decrease) in cash and cash equivalents	36,094,465	867,914	(1,010,528)
Cash and cash equivalents at beginning of period	5,147,735	4,279,821	5,290,349
Cash and cash equivalents at end of period	$41,242,200	$5,147,735	$4,279,821
Supplemental disclosures of cash flow information:
Accretion of Series E Preferred Stock	$2,289,793	$4,743,956	$3,941,358
Accrual for Series D Preferred Stock dividends	—	—	536,107
Accretion of Series A, B, C, D and E issuance costs	91,065	105,651	94,562
Accretion of puttable common stock	35,647	—	—
Cash paid for interest	275,074	145,207	23,841
Non-cash property and equipment acquired under capital lease	1,618,936	3,532,086	707,911
Non-cash property and equipment purchases in accounts payable	236,398	112,111	69,498
Non-cash deferred offering costs in accounts payable and accrued expenses	—	2,307,437	—
Non-cash conversion of Series A, B, C, D and E preferred stock	77,139,409	—	—
See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Background
Amber Road, Inc. (we, our or us) is a leading provider of a cloud-based global trade management solution, including modules for logistics contract and rate management, supply chain visibility and event management, international trade compliance, and Global Knowledge trade content database to importers and exporters, nonvessel owning common carriers (resellers), and ocean carriers. Our solution is primarily delivered using an on-demand, cloud based, delivery model. During 2011, we changed our name from Management Dynamics Inc. to Amber Road, Inc. We are incorporated in the state of Delaware and our corporate headquarters are located in East Rutherford, New Jersey. We also have offices in McLean, Virginia, Cary, North Carolina, Munich, Germany, Bangalore, India and Shanghai, China.

(2)	Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include our accounts and those of our wholly owned subsidiaries located in India, China and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation.
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
(e) Foreign Currency
We account for foreign currency in accordance with Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters (ASC 830), for operating subsidiaries where the functional currency is the local currency rather than the U.S. dollar. ASC 830 requires that translation of monetary assets and liabilities be made at year-end exchange rates, that nonmonetary assets and liabilities and related income statement items be translated at historical rates, and that remaining revenues and expenses be translated at average rates. Cumulative translation adjustments are reflected in the results of the current period. We recognize transaction gains and losses that result from changes in exchange rates on foreign transactions. Such gains and losses are also included in the determination of our net loss for the period.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(f) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the balance sheet date to be cash equivalents. Cash and cash equivalents at December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
Cash and cash equivalents	$41,241,784	$5,147,360
Money market accounts	416	375
	$41,242,200	$5,147,735
(g) Fair Value of Financial Instruments and Fair Value Measurements
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. Management believes that the carrying values of these instruments are representative of their fair value due to the relatively short-term nature of those instruments.
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 and 2013:

		Fair Value Measurements Using
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market accounts	$416	$416	$—	$—
Restricted cash:
Money market accounts	282,050	282,050	—	—
Total assets measured at fair value on a recurring basis	$282,466	$282,466	$—	$—

Liabilities:
Acquisition contingent consideration liability	$287,441	$—	$—	$287,441
Total liabilities measured at fair value on a recurring basis	$287,441	$—	$—	$287,441

		Fair Value Measurements Using
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market accounts	$375	$375	$—	$—
Restricted cash:
Money market accounts	338,459	338,459	—	—
Total assets measured at fair value on a recurring basis	$338,834	$338,834	$—	$—

Liabilities:
Acquisition contingent consideration liability	$331,296	$—	$—	$331,296
Warrants	1,726,862	—	—	1,726,862
Total liabilities measured at fair value on a recurring basis	$2,058,158	$—	$—	$2,058,158
Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant.
Prior to our IPO, the change in the value of the warrant liability in the table below is based on changes in fair value as determined using Level 3 inputs. The changes in fair value are primarily the result of changes in the fair value of our common stock.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The reconciliation of the warrant liability and the acquisition contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

		Acquisition
		Contingent
	Warrant	Consideration
	Liability	Liability
Balance at December 31, 2012	$126,686	$—
Acquisition (Note 3)	—	225,052
Mark to estimated fair value recorded as general and administrative expense	1,600,176	106,244
Balance at December 31, 2013	1,726,862	331,296
Mark to estimated fair value recorded as general and administrative expense	1,244,635	(43,855)
Exercise of common stock warrants	(2,971,497)	—
Balance at December 31, 2014	$—	$287,441
(h) Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience, the industry, and the economy. We review our allowance for doubtful accounts monthly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. We record unbilled receivables for contracts on which revenue has been recognized, but for which the customer has not yet been billed. The table below presents the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$91,709	$27,384	$52,702
Provision for doubtful accounts	47,006	46,500	60,000
Acquisition (Note 3)	—	24,695	—
Write-offs, net of recoveries	—	(6,870)	(85,318)
Ending balance	$138,715	$91,709	$27,384
(i) Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We invest our excess cash with a large high-credit-quality financial institution. Our customer base is principally comprised of enterprise and mid-market companies within the global trade industry. We do not require collateral from our customers. The following customers comprised 10% or more of our total revenue and of our accounts receivable for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Revenue:
Company A (1)	10%	12%	11%
Company B	10%	*	*

	December 31,
	2014	2013
Accounts Receivable:
Company A (1)	10%	13%
Company B	*	*
* Less than 10%
(1) Company A did not renew its subscription at the end of its current term, which ended December 31, 2014.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(j) Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2014 and 2013 primarily consist of annual prepaid license and maintenance fees related to our internal software licenses, and prepaid marketing fees.
(k) Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment acquired under capital leases is recorded at the present value of the minimum lease payments and subsequently depreciated based on its classification below. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Asset Classification	Estimated Useful Life
Computer and equipment	3 to 5 years
Software	3 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated useful life or the remaining lease term
(l) Goodwill
Goodwill represents the excess of costs over the fair value of the assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of ASC 350, Intangibles — Goodwill and Other (ASC 350). To accomplish this, we are required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the annual impairment testing date. Management has determined that we operate in one reporting unit.
Management is required to determine the fair value of our reporting unit and compare it to the carrying amount of the reporting unit on the annual impairment testing date. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we would be required to perform the second step of the annual impairment test, as this is an indication that the reporting unit goodwill may be impaired. We performed our annual impairment test as of December 31, 2014, and the second step was not required as the fair value exceeded the carrying value. Accordingly, our reporting unit was not at risk of failing step one of the goodwill impairment testing process.
(m) Other Intangibles
Other intangibles, net of accumulated amortization, are primarily the result of the allocation of the purchase price related to businesses acquired. Each intangible asset acquired is being amortized on a basis consistent with the utilization of the assets over their estimated useful lives and is reviewed for impairment in accordance with ASC 350.
(n) Deposits and Other Assets
Deposits and other assets mainly consist of rental security deposits.
(o) Impairment of Long-Lived Assets
In accordance with ASC 350, Long-Lived Assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2014, 2013, and 2012, management believes that no revision of the remaining useful lives or write-down of long-lived assets is required.
(p) Income Taxes
Income taxes are accounted for under the provisions of ASC Topic 740, Income Taxes (ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
(r) Revenue
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Other Revenue Items
Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and, therefore, is not included in revenue and cost of revenue in the consolidated statements of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included in professional services revenue and cost of professional services revenue for the years ended December 31, 2014, 2013, and 2012 were $579,955, $496,474, and $432,702, respectively.
(s) Cost of Revenue
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
(t) Deferred Commissions
We defer commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and deferred upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related noncancelable customer contract and are recoverable through the related future revenue streams. Our commission costs deferred for the years ended December 31, 2014, 2013, and 2012 were $3,939,722, $6,404,396, and $4,204,787, respectively. Amortization of deferred commissions for the years ended December 31, 2014, 2013, and 2012 were $3,760,916, $3,089,052, and $2,611,052, respectively.
(u) Stock-Based Compensation
We recognize stock-based compensation as an expense in the consolidated financial statements and measure that cost based on the estimated grant-date fair value using the Black-Scholes option pricing model.
(v) Segments
We have one operating segment. Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer, who manages operations on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information presented on a consolidated basis.
(w) Geographic Information
Revenue by geographic area is as follows:

	Year Ended December 31,
Country	2014	2013	2012
United States	$55,817,733	$46,750,740	$39,505,790
International	9,015,733	5,776,249	3,861,918
Total revenue	$64,833,466	$52,526,989	$43,367,708
Approximately four percent of long-lived assets are located outside of the United States.
(x) Recent Accounting Pronouncements
In May of 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2016, which for us is January 1, 2017. Earlier application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently assessing which method we will choose for adoption, and are evaluating the impact of the adoption on our consolidated results of operations and financial position.
In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance was

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
As it relates to the contingently issuable equity consideration, the shareholders of EasyCargo will retain the 66,077 shares if the CTM revenue targets are met in 2014, 2015 or for the cumulative period from January 1, 2013 through December 31, 2015. For accounting purposes, the fair value of these shares is classified within other noncurrent liabilities in the consolidated balance sheet and is being marked-to-market at each reporting date until issued or forfeited. At December 31, 2014 and 2013, the fair value of these shares was $287,051 and $149,196, respectively.
The shareholders of EasyCargo will retain the remaining 32,556 contingently issuable shares in the event that EasyCargo’s founder maintains employment with the EasyCargo subsidiary through December 31, 2015. For accounting purposes, a portion of the value of these shares held by the founder of EasyCargo is being recorded as compensation expense over the required employment term. Additionally, at December 31, 2013, the value of these shares was included within temporary equity as puttable common stock. As of December 31, 2014, 13,012 shares have been issued and 19,544 are considered contingently issuable shares.
The arrangement requires us to pay additional earnout consideration of 50% of CTM revenues in excess of $7,700,000 for the period from January 1, 2013 through December 31, 2015, subject to a maximum earnout payment of $2,500,000. We have the option to pay any amounts due related to this contingency in cash or shares of our common stock. For accounting purposes, the fair value of this contingent consideration is classified within other noncurrent liabilities in the consolidated balance sheet and is being marked-to-market at each reporting date through December 31, 2015, which is the end of the earnout period. At December 31, 2014 and 2013, the fair value of this contingent consideration was $390 and $182,100, respectively.
The revenue and net loss of the combined entity in 2013 as if the acquisition date had been January 1, 2013 are as follows:

	Revenue	Net Loss
	(unaudited)	(unaudited)
Supplemental pro forma for January 1, 2013 – December 31, 2013	$53,263,089	$14,816,453
As of the acquisition date, EasyCargo had a promissory note for loans aggregating to $252,502, which is payable to EasyCargo’s founder. The promissory note bears interest at a rate of 2% and matures in 2016. In May 2014, the promissory note was repaid in full.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses, deferred revenue and other noncurrent liabilities consisted of the following:
(a) Property and Equipment

	December 31,
	2014	2013
Computer software and equipment	$12,115,113	$9,493,279
Software development costs	12,939,065	11,374,854
Furniture and fixtures	1,986,607	1,790,875
Leasehold improvements	2,671,037	2,561,065
Total property and equipment	29,711,822	25,220,073
Less: accumulated depreciation and amortization	(16,793,282)	(12,117,693)
Total property and equipment, net	$12,918,540	$13,102,380
Depreciation and amortization expense for the years ended December 31, 2014, 2013, and 2012 were $4,707,205, $3,657,757, and $2,446,221, respectively.
During the years ended December 31, 2011 and 2012, we received tenant improvement allowances of $1,116,775 and $258,063, respectively, related to rental agreements for two of our office leases. We did not receive any tenant improvement allowances during the years ended December 31, 2014 and 2013. In accordance with the provisions of ASC Topic 840, Leases (ASC 840), leasehold improvements purchased with funds from the tenant allowances are being depreciated over the remaining term of the lease.
We also recorded deferred rent in the amount of $1,887,478 related to the tenant improvement allowances and are amortizing the amount in accordance with the provisions of ASC 840. Current and long-term deferred rent in the amounts of $195,681 and $1,822,061, and $196,761 and $1,897,137 are included in accrued expenses and other long-term liabilities in the consolidated balance sheet as of December 31, 2014 and 2013, respectively.
Certain development costs of our software solution are capitalized in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required. Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. Capitalized software costs for the years ended December 31, 2014, 2013, and 2012 were $1,970,963, $2,409,325, and 3,272,403, respectively. Amortization expense for the years ended December 31, 2014, 2013, and 2012 were $1,924,121, $1,813,602, and $1,137,647, respectively, and is included in cost of subscription revenue on the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, capitalized software costs not yet subject to amortization were $933,400 and $794,411, respectively.
(b) Accrued Expenses
Accrued expenses at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Accrued bonus	$2,999,209	$1,749,780
Accrued commission	2,332,910	3,928,419
Deferred rent	195,681	196,761
Accrued offering costs	—	1,445,000
Accrued severance	845,810	—
Other accrued expenses	1,670,149	1,761,594
Total	$8,043,759	$9,081,554
Accrued severance is related to our previously announced resignation of a member of our senior management team in July 2014.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(c) Deferred revenue
Deferred revenue at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Current:
Subscription revenue	$20,907,087	$19,881,982
Professional services revenue	1,603,757	2,575,505
Other	3,657,514	3,657,514
Total current	26,168,358	26,115,001

Noncurrent:
Subscription revenue	387,965	376,245
Professional services revenue	1,055,282	1,192,233
Other	310,639	3,073,153
Total noncurrent	1,753,886	4,641,631
Total deferred revenue	$27,922,244	$30,756,632
Deferred revenue from subscriptions represents amounts collected from (or invoiced to) customers in advance of earning subscription revenue. Typically, we bill our annual subscription fees in advance of providing the service.
Deferred revenue from professional services represents revenue that is being deferred and amortized over the remaining term of the related subscription contract related to customers who have taken possession of the software. See note 2(r).
Other deferred revenue is related to one customer with which we signed an agreement during 2008. The agreement provided for significant customization and modification of the software which subjected the arrangement to contract accounting. Additionally, this subscription agreement provided for unspecified future software modules. Since we could not separate the subscription element from the contract accounting element, the arrangement was a single unit of accounting. Accordingly, we accounted for the arrangement on the zero gross profit approach of applying percentage of completion accounting until the project was completed in May 2012. As of May 2012, the deferred revenue balance related to this contract was $10,525,434 which is being recognized ratably over the remaining term of the contract, to January 2016. For the years ended December 31, 2014, 2013, and 2012, we recorded revenue of $3,657,514, $3,657,514, and $3,209,213, respectively, related to this arrangement.
(d) Other Noncurrent Liabilities

	December 31,
	2014	2013
Deferred rent	$1,822,061	$1,897,137
Warrant	—	1,726,862
Acquisition contingent consideration liability	287,441	331,296
Other	42	26,594
Total	$2,109,544	$3,981,889

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)	Goodwill and Other Intangibles
Other intangibles are comprised of the following:

	Amortization	December 31,
	Period	2014	2013
Acquired technology	3 to 5 years	$1,462,600	$1,462,600
Customer related intangibles	10 to 15 years	2,979,300	2,979,300
Patents and other	Not applicable	96,700	96,700
		4,538,600	4,538,600
Less: accumulated amortization		(3,527,074)	(3,337,566)
		$1,011,526	$1,201,034
Intangible assets acquired related to the EasyCargo acquisition in September 2013 were as follows:

Assets Acquired:	Amount
Customer relationship assets	$719,300
Developed technology	102,600
Trade name	56,700
$878,600
Amortization expense was $189,508, $134,216, and $120,452 for the years ended December 31, 2014, 2013, and 2012, respectively. The estimated future amortization expense of other intangibles as of December 31, 2014 is as follows:

2015	$172,433
2016	160,127
2017	102,259
2018	94,490
2019	87,721
Thereafter	354,496
$971,526
The rollforward of goodwill is as follows:

Balance at December 31, 2012	$21,290,501
EasyCargo acquisition (Note 3)	3,185,656
Balance at December 31, 2013	24,476,157
2014 activity	—
Balance at December 31, 2014	$24,476,157

(6)	Income Taxes
Loss before income taxes and income tax expense (benefit) is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Loss before income taxes:
Domestic	$(17,138,329)	$(6,491,150)	$5,057,650
Foreign	(10,013,010)	(7,357,002)	(6,843,307)
	$(27,151,339)	$(13,848,152)	$(1,785,657)
Current provision:
Federal	$—	$—	$—
State	—	11,087	16,300
Foreign	552,619	538,631	294,600
	$552,619	$549,718	$310,900

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. federal tax rate (benefit)	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	0.0	0.1	0.6
Foreign taxes	2.5	3.9	16.5
Stock-based compensation	22.0	23.6	14.6
Change in valuation allowance	7.1	9.2	7.4
Non-deductible expenses and other	5.5	2.2	13.3
Effective tax rate	2.1%	4.0%	17.4%
Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We recorded a valuation allowance in the amount of $20,624,216 and $19,176,223 as of December 31, 2014 and 2013, respectively, as management believes it is not more likely than not that we will realize our net deferred tax assets. The net change in the valuation allowance during the years ended December 31, 2014 and 2013 was $1,447,993, and $1,359,984, respectively.
We have a subsidiaries in India, the UK and China. The India entity is treated as a branch for U.S. tax purposes. As such, all income attributable to the Indian branch is currently recognized in the U.S. The India entity also pays taxes locally in India. As it relates to our UK subsidiary, there are not any significant undistributed earnings due to the U.S. parent. Our China entity is operating at a net loss. The foreign current taxes consist of taxes paid locally in the UK and India.
Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2014	2013
Current deferred tax asset:
Accrued bonuses	$—	$651,413
Accounts receivable	43,068	36,504
Other	44,923	849,471

Non-Current deferred tax asset:
Intangibles	—	120,373
Deferred revenue	1,193,522	1,755,048
NOL's	25,902,622	20,511,936
Other	1,150,043	549,750
Deferred tax assets	$28,334,178	$24,474,495

Current deferred tax liability:
Deferred commissions	$(4,310,753)	$(2,436,614)

Non-current deferred tax liability:
Intangibles	(112,186)	—
Fixed assets	(3,287,023)	(2,861,658)
Deferred tax liabilities	$(7,709,962)	$(5,298,272)
Less: valuation allowance	$(20,624,216)	$(19,176,223)
Total	$—	$—

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We have a federal net operating loss (NOL) carryforward of approximately $70,000,000 and $55,000,000 as of December 31, 2014 and 2013, respectively. The federal NOL carryforward will begin to expire in 2019. For state income tax purposes, we have net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates from 2014 through 2034.
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
Our federal, state, and foreign income tax returns remain open to examination by income taxing authorities for the years 2011 through 2013. In July 2014, we were notified by the Internal Revenue Service that we had been selected at random for a compliance research examination related to the year ended December 31, 2012.

(7)	Leases
We have several noncancelable operating leases that expire through 2022. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2014, 2013, and 2012 was approximately $2,526,000, $2,195,000, and $1,867,000 respectively, and is allocated to various line items in the consolidated statements of operations.
The carrying value of assets recorded under capital leases was approximately $3,282,825 and $2,949,473 as of December 31, 2014 and 2013, respectively, which includes accumulated amortization of $2,253,066 and $570,889, respectively. Amortization of assets held under capital leases is allocated to various line items in the consolidated statements of operations.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2014 are as follows:

	Capital	Operating
	Leases	Leases
2015	$1,479,914	$2,824,912
2016	1,308,395	2,759,734
2017	759,088	2,085,007
2018	193,709	1,897,489
2019	3,934	1,910,824
2020 and thereafter	—	2,827,627
Total minimum lease payments	3,745,040	$14,305,593
Less amount representing interest	(281,846)
Present value of net minimum capital lease payments	3,463,194
Less current installments of obligations under capital leases	(1,321,610)
Obligations under capital leases excluding current installments	$2,141,584

(8)	Debt
(a)    Line of Credit
On April 10, 2013, we established a loan and security agreement with a revolving line of credit with a financial institution in an amount up to the lesser of $10,000,000 or 80% of eligible accounts, as defined, which was approximately $9,100,000 as of December 31, 2014. Borrowings under this facility bear interest each month at an interest rate equal to the Prime Rate, as defined, plus 1.5%. Borrowings under the line of credit are subject to certain reporting and financial covenants, as defined, and are secured by substantially all our assets excluding intellectual property. On December 30, 2013, we amended the loan and security agreement. Under the amended terms, borrowings bear interest at an interest rate equal to the Prime Rate as defined, plus 1.5% or 2.5% depending on cash balances and the availability of the line of credit. The interest rate as of December 31, 2014 was Prime Rate plus 1.5%. As of December 31, 2014, we were in compliance with all

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

the reporting and financial covenants. The line of credit expires on April 10, 2015. As of December 31, 2014 and 2013, we had $0 and $6,978,525, respectively, outstanding under this facility. The outstanding balance was repaid during the quarter ended March 31, 2014. The amount outstanding at December 31, 2013 was classified as a noncurrent liability based upon the terms of the arrangement (see note 15).
(b)    Term Loan
In conjunction with establishing term loan financing with a financial institution in 2007, we issued the financial institution warrants to purchase 245,946 shares of our common stock at $3.29 per share. At the grant date, the fair value of the warrants was approximately $274,000. The fair value of the exercisable warrants was recorded at a discount to the debt and was being amortized over the term of the debt using the effective interest method. The warrants also contained certain “down round” anti-dilution provisions, and accordingly were recorded in other noncurrent liabilities on our consolidated balance sheets with changes in the fair value recorded in our consolidated statements of operations. The warrants were exercised during the quarter ended March 31, 2014 and are no longer outstanding.
At December 31, 2014 and 2013, the warrant liability was $0 and $1,726,862, respectively. For the years ended December 31, 2014, 2013, and 2012, we recorded expense from the change in fair value of $1,244,635, $1,600,176, and $32,724 respectively, which was included in general and administrative expense on the consolidated statements of operations.

(9)	Stockholders' Equity (Deficit)

(a)	Redeemable Convertible Preferred Stock and Preferred Stock Dividends
On March 26, 2014, immediately prior to the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock were automatically converted to 13,993,566 shares of common stock and 808,622 shares of common stock were issued in satisfaction of accrued but unpaid dividends to preferred stockholders. The following table presents the activity for redeemable convertible preferred stock for the years ended December 31, 2014, 2013, and 2012:

	Redeemable Convertible Preferred Stock
	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	6,725,000	$8,891,637	1,853,568	$6,611,111	5,227,761	$20,183,449	2,669,384	$10,237,819	4,472,671	$19,427,702
Accretion of preferred stock	—	4,967	—	3,570	—	2,413	—	558,150	—	4,002,927
Balance at December 31, 2012	6,725,000	8,896,604	1,853,568	6,614,681	5,227,761	20,185,862	2,669,384	10,795,969	4,472,671	23,430,629
Accretion of preferred stock	—	4,307	—	3,097	—	2,095	—	22,045	—	4,818,063
Balance at December 31, 2013	6,725,000	8,900,911	1,853,568	6,617,778	5,227,761	20,187,957	2,669,384	10,818,014	4,472,671	28,248,692
Accretion of preferred stock through March 21, 2014	—	—	—	—	—	—	—	1,867	—	2,378,991
Conversion of preferred stock into common stock	(6,725,000)	(8,900,911)	(1,853,568)	(6,617,778)	(5,227,761)	(20,187,957)	(2,669,384)	(10,819,881)	(4,472,671)	(30,627,683)
Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—
(b) Restricted Stock
In January and October 2005, we sold 866,119 and 1,577,353 shares of common stock, respectively, at a purchase price of $0.0001 per share to certain members of management. The shares were subject to repurchase by us under certain conditions, including termination of employment or in the event of a corporate transaction, as defined. The repurchase rights lapsed upon the closing of our IPO on March 26, 2014. Accordingly, we have recorded compensation expense of $18,683,277 for the year ended December 31, 2014, which was the fair value of the shares at the closing of our IPO and is included in restricted stock expense in the consolidated statements of operations. For the years ended December 31, 2013 and 2012, compensation expense related to restricted stock was $9,327,594 and $877,892, respectively.
In connection with the purchase of these shares, we loaned, on a nonrecourse basis, an aggregate of $960,599 to the purchasers of the shares to cover related tax liabilities incurred by the purchasers. The loans bore interest at an annual rate of 4.75% and were repayable upon the earlier of (i) 15 years following the date of the loans or (ii) upon each sale or other

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

disposition by the purchasers of any shares to a third party, until the balance of the loans has been paid in full. On January 30, 2014, we forgave these loans, which amounted to $1,430,722, inclusive of accrued interest. In addition, we recorded compensation expense of $927,093, $0 and $0 in our consolidated statement of operations for the years ended December 31, 2014, 2013, and 2012 related to a bonus provided to the borrowers to offset the tax consequences related to the loan forgiveness.
(c) Puttable Common Stock
In connection with the EasyCargo acquisition (Note 3), up to 296,547 shares of common stock, whether issued or contingently issuable were puttable by the shareholders of EasyCargo to us at a price of $10.10 per share if we did not complete an IPO by September 3, 2014. Subsequent to our IPO, which closed on March 26, 2014, the 296,547 issued or contingently issuable shares of common stock are no longer puttable to us by the shareholders of EasyCargo. Of the 296,547 shares, 210,926 shares are considered issued and 85,621 are considered contingently issuable shares at December 31, 2014.

(10)	Stock-based Compensation
In 2002, we adopted a stock option plan (the 2002 Plan) whereby options to purchase shares of common stock are issued to employees at an exercise price not less than the fair market value of our common stock on the date of grant. As of December 31, 2014, we had authorized 4,939,270 shares to be issued under the 2002 Plan. The term, not to exceed ten years, and exercise period of each stock option awarded under the 2002 Plan are determined by our board of directors. These options generally vest over a four-year period. As of December 31, 2014, 1,255,236 options were outstanding under the 2002 Plan. The 2002 Plan expired in 2012 and we are making no further grants under it.
In October 2012, we adopted the Amber Road, Inc. 2012 Omnibus Incentive Compensation Plan (the 2012 Plan). The 2012 Plan covers the grant of awards to our employees (including officers), non-employee consultants and non-employee directors and those of our affiliates. As of December 31, 2014, we had authorized 5,146,696 shares to be issued under the 2012 Plan. The term, not to exceed ten years, and exercise period of each stock option awarded under the 2012 Plan are determined by our board of directors. These options generally vest over a four-year period. As of December 31, 2014, 3,194,737 options and 109,309 restricted stock units (RSUs) were outstanding under the 2012 Plan.
Stock Options
Under the 2002 Plan and the 2012 Plan, the fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.90-1.99%	1.13-1.75%	0.79-1.12%
Expected volatility	43.29-60.00%	60.00%	60.00%
Expected dividend yield	—	—	—
Expected life in years	6.25	3.75-6.25	6.00-6.25
Weighted average fair value of options granted	$6.01	$2.65	$1.02
The computation of expected volatility for the years ended December 31, 2014, 2013, and 2012 is based on historical volatility of comparable public companies. The volatility percentage represents the mean volatility of these companies. The computation of expected life for the years ended December 31, 2014, 2013, and 2012 was determined based on the simplified method. The risk-free interest rate is based on U.S. Treasury yields for zero-coupon bonds with a term consistent with the expected life of the options.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information relative to the 2002 Plan and the 2012 Plan is as follows:

	Options	Exercise Price	Weighted Average
	Outstanding	Per Share	Exercise Price
Balance at December 31, 2011	2,353,342	$0.37-$4.06	$2.07
Granted	188,231	$2.31	$2.31
Exercised	(107,777)	$0.37-$2.31	$0.40
Canceled	(291,259)	$0.37-$3.29	$2.02
Balance at December 31, 2012	2,142,537	$0.37-$4.06	$2.17
Granted	831,663	$2.68-$8.07	$5.25
Exercised	(79,492)	$0.37	$0.37
Canceled	(4,345)	$0.37-$2.31	$1.12
Balance at December 31, 2013	2,890,363	$0.37-$6.14	$3.11
Granted	2,485,592	$12.62-$15.90	$13.49
Exercised	(767,593)	$0.37-$5.57	$2.04
Canceled	(158,389)	$1.75-$13.00	$5.70
Balance at December 31, 2014	4,449,973	$0.84-$15.90	$9.00
The total intrinsic value of options exercised during the year ended December 31, 2014 was $8,209,396. Information with respect to the options outstanding and exercisable under the 2002 Plan and the 2012 Plan at December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining			Remaining
Exercise Price Per Share	Options	Contractual	Intrinsic	Options	Contractual	Intrinsic
	Outstanding	Life	Value	Exercisable	Life	Value
$0.84-$1.75	129,982	1.0 year	$1,125,963	129,982	1.0 year	$1,125,963
$2.31	941,604	4.2 years	7,448,088	838,687	4.1 years	6,634,014
$2.68-$8.07	913,095	6.7 years	4,916,599	485,156	5.2 years	2,763,315
$12.62-$13.00	1,995,292	9.6 years	—	—	—	—
$15.36-$15.90	470,000	9.5 years	—	—	—	—
	4,449,973		$13,490,650	1,453,825		$10,523,292
The weighted average exercise price and weighted average remaining term of fully vested options as of December 31, 2014 are $2.98 and 4.2 years, respectively.
On January 29, 2014, our Board of Directors authorized an additional 4,078,156 shares of common stock to be issued under the 2012 Plan. As of December 31, 2014 and 2013, options available for future grant under the 2012 Plan were 1,951,959 and 236,877, respectively. As of December 31, 2014 and 2013, there was $14,666,554 and $2,002,691, respectively, of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 3.5 years. Common stock issued upon exercise of stock options is reflected as newly issued shares of common stock in the stockholders' equity section of the consolidated balance sheet.
Restricted Stock Units
During the year ended December 31, 2014, we granted 109,309 RSUs to certain employees and directors under the 2012 Plan. 96,922 RSUs vest in September 2015 and the remaining 12,387 RSUs vest in November 2015.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table is a summary of our RSU activity for the year ended December 31, 2014:

		Weighted Average
	Number	Grant Date
	of RSUs	Fair Value
Balance at December 31, 2013	—	$—
Granted	109,309	15.27
Vested	—	—
Balance at December 31, 2014	109,309	15.27
Unvested RSUs at December 31, 2014 have a weighted-average remaining contractual life of 0.69 years and a weighted average grant date fair value of $15.27 per share, which is expected to be recognized over the applicable vesting period. Unrecognized stock-based compensation with respect to all RSUs was $1,053,103 as of December 31, 2014 and was expected to be recognized over a weighted-average period of 0.7 years.

(11)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2014	2013	2012
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stockholders	$(30,120,463)	$(19,247,477)	$(6,668,584)
Denominator:
Weighted average shares used in computing net loss attributable to common stockholders	20,623,760	3,763,562	3,673,181

Basic and diluted net loss per share	$(1.46)	$(5.11)	$(1.82)
Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Year Ended December 31,
	2014	2013	2012
Stock options outstanding	4,449,973	2,890,363	1,883,696
Restricted stock units	109,309	—	—
Stock purchase warrants outstanding	—	245,946	—
Common equivalent shares preferred stock	—	13,993,566	13,993,566
	4,559,282	17,129,875	15,877,262
Basic and diluted net loss per share for December 31, 2013 and 2012 does not include 1,221,736 unvested shares of restricted common stock. Upon completion of our IPO in March 2014, these shares are now vested and included in the computation of basic and diluted net loss per share for the year ended December 31, 2014.

(12)	Commitments and Contingencies
(a) Employment Agreements
We are party to an employment agreement with our Chief Executive Officer. This agreement is for a period of two years expiring December 31, 2016 and provides for an annual salary, performance bonuses, and employee benefits. The agreement also includes a covenant not to compete during the employment term and for one year thereafter. The employment agreement provides for severance benefits in the event of change of control, as defined, a termination by us without cause, as defined, or by the employee for good reason, as defined. The severance benefit is two year’s base salary and continued coverage under our benefit plans and programs for two years. No severance benefits are payable if the employee is terminated by us for cause or by the employee without good reason.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(b) Legal Proceedings
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.
(c) Other
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
(13) Benefit Plan
We have a retirement savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). We did not make any matching contributions to the 401(k) Plan during the years ended December 31, 2014, 2013, and 2012.
(14) Quarterly Results of Operations (unaudited)
The following is a summary of our quarterly results of operations for the years ended December 31, 2014 and 2013:

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$14,989,008	$15,808,945	$16,422,820	$17,612,693
Gross profit	8,743,956	8,814,526	9,419,002	10,367,802
Net loss	(21,939,731)	(2,185,184)	(2,238,346)	(1,340,697)

Net loss per share:
Basic and diluted	$(3.95)	$(0.09)	$(0.09)	$(0.05)

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$11,593,064	$11,941,386	$13,385,740	$15,606,799
Gross profit	6,571,434	6,416,461	7,679,094	9,613,804
Net loss	(5,037,190)	(5,357,924)	(3,491,495)	(511,261)

Net loss per share:
Basic and diluted	$(1.68)	$(1.79)	$(1.25)	$(0.46)

(15)	Subsequent Events
ecVision Acquisition
On March 2, 2015, we entered into and completed the acquisition of ecVision (International) Inc. (ecVision), a Cayman Islands company with U.S., Hong Kong and China subsidiaries. We paid a purchase price of $26,398,400 before giving effect to certain expenses and adjustments that resulted in an upfront cost to us of approximately $27,100,000. We acquired ecVision for a net cash amount of approximately $24,400,000, before giving effect to these expenses and adjustments, and net of ecVision’s $2,000,000 of target working capital. We will also make an earn out payment of up to $5,176,000 on June 1, 2016 as follows: (i) $3,500,000 if ecVision’s products and services revenues under GAAP from April 1, 2015 through March 31, 2016 (the New Year Period) grow at an annual rate of 18% compared to the period from April 1, 2014 through March 31, 2015 (the Prior Year Period); (ii) the full $5,176,000 if ecVision’s products and services revenues under GAAP grow in the New Year Period at 20% or more compared to the Prior Year Period; or (iii) a proportional payment between $3,500,000 and $5,176,000 if ecVision’s products and services revenues under GAAP grow in the New Year Period at more than 18% but less than 20% compared to the Prior Year Period.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In addition, on June 1, 2017, we will pay to ecVision’s former equityholders $3,675,000 if the founder of ecVision, has not been terminated by us for “Cause” and if he has not left us without “Good Reason,” as such terms are defined in the merger agreement.
We financed the acquisition with a combination of cash on hand and a new term loan from a financial institution.
Credit Agreement
In connection with the ecVision acquisition, on March 4, 2015, we entered into a credit agreement (the Credit Agreement) with a financial institution providing for an aggregate of $25,000,000 of financing comprised of two credit facilities: (i) a senior secured revolving credit facility of $5,000,000 (the Revolving Facility), which includes a $2,000,000 sublimit for the issuance of letters of credit and (ii) a senior secured term loan facility of $20,000,000 (the Term Loan and together with the Revolving Facility, the Senior Facilities). The Term Loan was fully funded on March 4, 2015 in order to fund a portion of the acquisition consideration and we paid the balance due at closing with cash on hand. The Revolving Facility has not been drawn down and the maturity date for obligations under the Senior Facilities is March 4, 2018 (the Maturity Date).
The interest rate on the outstanding balance from time to time of the Senior Facilities is based upon, at our option, either (i) the “LIBOR” rate plus 3.5% or (ii) the “Base Rate” plus 1.5%, as such terms are defined in the Credit Agreement. The Term Loan will amortize in quarterly installments as follows: (i) 2.5% in the first year; (ii) 2.5% in the second year; and (iii) 5% in the third year, with the with balance payable on the Maturity Date.
Our obligations under the Senior Facilities, subject to certain exceptions, are guaranteed by our subsidiaries and are secured by our equity interests in our subsidiaries. In addition, subject to certain exceptions, we and each of the guarantors granted the Lender (i) a first priority lien on and a security interest in substantially all of their respective real and personal properties and (ii) a negative pledge of their respective intellectual property.
The Credit Agreement contain customary affirmative and negative covenants for financings of its type that are subject to customary exceptions.
On March 4, 2015, in connection with the ecVision acquisition and the entry into the Credit Agreement, we terminated our existing revolving credit facility (see note 8). No amounts were outstanding under such agreement immediately prior to its termination.