Form 10-Q
period 2015-03-31
Amber Road, Inc.
filed 2015-05-11
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

On April 30, 2015, the registrant had outstanding 26,048,345 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2015

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$32,097,294	$41,242,200
Accounts receivable, net	15,196,640	15,645,386
Unbilled receivables	614,643	254,243
Deferred commissions	3,439,675	3,322,553
Prepaid expenses and other current assets	2,310,669	1,445,964
Total current assets	53,658,921	61,910,346
Property and equipment, net	13,188,911	12,918,540
Goodwill	40,207,326	24,476,157
Other intangibles, net	12,066,171	1,011,526
Deferred commissions	6,718,854	6,906,165
Deposits and other assets	1,119,922	1,007,923
Total assets	$126,960,105	$108,230,657
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$1,395,511	$1,321,610
Accounts payable	1,388,702	1,733,209
Accrued expenses	6,655,795	8,043,759
Deferred revenue	28,602,180	26,168,358
Current portion of term loan, net of discount	491,667	—
Total current liabilities	38,533,855	37,266,936
Capital lease obligations, less current portion	2,316,929	2,141,584
Deferred revenue, less current portion	1,502,803	1,753,886
Term loan, net of discount, less current portion	19,484,027	—
Other noncurrent liabilities	4,448,455	2,109,544
Total liabilities	66,286,069	43,271,950
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 26,048,345 and 25,765,792 shares at March 31, 2015 and December 31, 2014, respectively	26,048	25,766
Additional paid-in-capital	176,382,475	173,665,585
Accumulated other comprehensive loss	(659,159)	(607,492)
Accumulated deficit	(115,075,328)	(108,125,152)
Total stockholders’ equity	60,674,036	64,958,707
Total liabilities and stockholders’ equity	$126,960,105	$108,230,657

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Subscription	$10,341,350	$10,509,769
Professional services	4,852,775	4,479,239
Total revenue	15,194,125	14,989,008
Cost of revenue (1):
Cost of subscription revenue	4,388,240	3,344,728
Cost of professional services revenue	3,816,518	2,900,324
Total cost of revenue	8,204,758	6,245,052
Gross profit	6,989,367	8,743,956
Operating expenses (1):
Sales and marketing	5,715,141	4,848,024
Research and development	3,625,719	2,188,474
General and administrative	4,383,423	4,752,136
Restricted stock expense	—	18,683,277
Total operating expenses	13,724,283	30,471,911
Loss from operations	(6,734,916)	(21,727,955)
Interest income	11,948	213
Interest expense	(124,933)	(112,977)
Loss before income taxes	(6,847,901)	(21,840,719)
Income tax expense	102,275	99,012
Net loss	(6,950,176)	(21,939,731)
Accretion of redeemable convertible preferred stock and puttable common stock	—	(2,416,505)
Net loss attributable to common stockholders	$(6,950,176)	$(24,356,236)

Net loss per common share (Note 10):
Basic and diluted	$(0.27)	$(3.95)

Weighted-average common shares outstanding (Note 10):
Basic and diluted	25,959,332	6,165,980

(1) Includes stock-based compensation as follows:
	Three Months Ended
	March 31,
	2015	2014
Cost of subscription revenue	$194,552	$14,327
Cost of professional services revenue	123,481	11,956
Sales and marketing	245,860	22,185
Research and development	306,694	30,596
General and administrative	846,712	94,470
	$1,717,299	$173,534
See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(6,950,176)	$(21,939,731)
Other comprehensive loss:
Foreign currency translation	(51,667)	(47,613)
Total other comprehensive loss	(51,667)	(47,613)
Comprehensive loss	$(7,001,843)	$(21,987,344)

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,950,176)	$(21,939,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,556,956	1,129,492
Bad debt expense	1,261	(10,640)
Stock-based compensation	1,717,299	173,534
Restricted stock non-cash compensation	—	18,683,277
Compensation related to puttable common stock	13,691	13,691
Changes in fair value of contingent consideration liability	(287,441)	81,564
Non-cash interest expense related to debt	58,644	—
Change in fair value of warrant liability	—	1,244,635
Amortization of debt financing costs and accretion of debt discount	9,060	—
Changes in operating assets and liabilities:
Accounts receivable	2,337,994	3,517,580
Unbilled receivables	(360,182)	(372,031)
Prepaid expenses and other assets	(490,462)	(244,738)
Accounts payable	(397,589)	357,133
Accrued expenses	(2,208,237)	444,348
Other liabilities	375,352	(7,304)
Deferred revenue	1,602,165	(3,246,429)
Net cash used in operating activities	(3,021,665)	(175,619)
Cash flows from investing activities:
Capital expenditures	(110,241)	(424,924)
Addition of capitalized software development costs	(254,755)	(565,654)
Addition of intangible assets	(550,000)	—
Acquisition, net of cash acquired of $1,569,867	(25,593,426)	—
Cash received (paid) for deposits	(992)	30,064
Net cash used in investing activities	(26,509,414)	(960,514)
Cash flows from financing activities:
Payments on revolving line of credit	—	(6,978,525)
Proceeds from term loan	20,000,000	—
Debt discount and financing costs	(183,854)	35,953
Repayments on capital lease obligations	(369,700)	(247,822)
Proceeds from the exercise of stock options	986,182	339,183
Proceeds from the exercise of common stock warrant	—	40,452
Payment of offering costs	—	(3,774,959)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	57,824,899
Net cash provided by financing activities	20,432,628	47,239,181
Effect of exchange rate on cash and cash equivalents	(46,455)	(38,574)
Net increase (decrease) in cash and cash equivalents	(9,144,906)	46,064,474
Cash and cash equivalents at beginning of period	41,242,200	5,147,735
Cash and cash equivalents at end of period	$32,097,294	$51,212,209
Supplemental disclosures of cash flow information:
Accretion of Series E Preferred Stock	$—	$2,289,793
Accretion of Series A, B, C, D and E issuance costs	—	91,065
Accretion of puttable common stock	—	35,647
Cash paid for interest	61,182	112,977
Non-cash property and equipment acquired under capital lease	618,946	44,398
Non-cash property and equipment purchases in accounts payable	35,683	38,527
Non-cash conversion of Series A, B, C, D and E preferred stock	—	77,139,408
Non-cash acquisition contingent consideration	2,251,000	—

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Background
Amber Road, Inc. (we, our or us) is a leading provider of a cloud-based global trade management solution, including modules for logistics contract and rate management, supply chain visibility and event management, international trade compliance, and Global Knowledge trade content database to importers and exporters, nonvessel owning common carriers (resellers), and ocean carriers. Our solution is primarily delivered using an on-demand, cloud based, delivery model. During 2011, we changed our name from Management Dynamics Inc. to Amber Road, Inc. We are incorporated in the state of Delaware and our corporate headquarters are located in East Rutherford, New Jersey. We also have offices in McLean, Virginia, Cary, North Carolina, Munich, Germany, Bangalore, India, Hong Kong and Shanghai, China.

(2)	Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries located in India, China and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2014 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 13, 2015.
(b) Use of Estimates
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
(c) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the balance sheet date to be cash equivalents. Cash and cash equivalents at March 31, 2015 and December 31, 2014 consist of the following:

	March 31,	December 31,
	2015	2014
Cash and cash equivalents	$32,096,809	$41,241,784
Money market accounts	485	416
	$32,097,294	$41,242,200
(d) Fair Value of Financial Instruments and Fair Value Measurements
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. Management believes that the carrying values of these instruments are representative of their fair value due to the relatively short-term nature of those instruments.
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market accounts	$485	$485	$—	$—
Restricted cash:
Money market accounts	282,050	282,050	—	—
Total assets measured at fair value on a recurring basis	$282,535	$282,535	$—	$—

Liabilities:
Acquisition contingent consideration liability	$2,251,000	$—	$—	$2,251,000
Total liabilities measured at fair value on a recurring basis	$2,251,000	$—	$—	$2,251,000

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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
Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. The reconciliation of the acquisition contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Acquisition
Contingent
Consideration
Liability
Balance at December 31, 2014	$287,441
Acquisition (Note 3)	2,251,000
Mark to estimated fair value recorded as general and administrative expense	(287,441)
Balance at March 31, 2015	$2,251,000
(e) Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience, the industry, and the economy. We review our allowance for doubtful accounts monthly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. We record unbilled receivables for contracts on which revenue has been recognized, but for which the customer has not yet been billed.
(f) Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We invest our excess cash with a large high-credit-quality financial institution. Our customer base is principally comprised of enterprise and mid-market companies within the global trade industry. We do not require collateral from our customers. For the three months ended March 31, 2015 and 2014, no customer accounted for greater than 10% of our total revenue. For the period ended March 31, 2015, no customer accounted for greater than 10% of our total accounts receivable. For the period ended December 31, 2014, one customer accounted for greater than 10% of our total accounts receivable.
(g) Revenue
We primarily generate revenue from the sale of subscriptions and subscription-related professional services. In instances involving subscriptions, revenue is generated under customer contracts with multiple elements, which are comprised of (1)

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(subscription and services) ratably over the term of the agreement. In addition, as we do not have VSOE for services, any add-on services entered into during the term of the subscription are recognized over the remaining term of the agreement.
Other Revenue Items
Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and, therefore, is not included in revenue and cost of revenue in the consolidated statements of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included in professional services revenue and cost of professional services revenue for the three months ended March 31, 2015 and 2014 were $104,467 and $133,116, respectively.
(h) Cost of Revenue
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
(i) Deferred Commissions
We defer commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and deferred upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related noncancelable customer contract and are recoverable through the related future revenue streams. Our commission costs deferred for the three months ended March 31, 2015 and 2014 were $663,606 and $777,914, respectively. Amortization of deferred commissions for the three months ended March 31, 2015 and 2014 were $733,796 and $1,048,390, respectively.
(j) Stock-Based Compensation
We recognize stock-based compensation as an expense in the consolidated financial statements and measure that cost based on the estimated grant-date fair value using the Black-Scholes option pricing model.
(k) Geographic Information
Revenue by geographic area is as follows:

	Three Months Ended
	March 31,
Country	2015	2014
United States	$12,456,150	$13,147,592
International	2,737,975	1,841,416
Total revenue	$15,194,125	$14,989,008
Approximately 8% of long-lived assets are located outside of the United States.
(l) Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

debt liability. The guidance is effective for us beginning in the first quarter of fiscal 2016 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on our consolidated financial statements.
In May of 2014, the FASB issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2017, which for us is January 1, 2018. Earlier application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently assessing which method we will choose for adoption, and are evaluating the impact of the adoption on our consolidated results of operations and financial position.
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

(3)	Acquisitions
ecVision Acquisition
On March 2, 2015, we acquired all of the outstanding capital stock of ecVision (International) Inc. (ecVision), a Cayman Islands company with U.S., Hong Kong and China subsidiaries. We paid a purchase price of $26,398,400 before giving effect to adjustments that resulted in an upfront cost to us of approximately $27,163,293. We acquired ecVision for a net cash amount of approximately $24,400,000, before giving effect to these expenses and adjustments, and net of ecVision’s $2,000,000 of target working capital. We will also make an earn out payment of up to $5,176,000 on June 1, 2016 as follows: (i) $3,500,000 if ecVision’s products and services revenues under GAAP from April 1, 2015 through March 31, 2016 (the New Year Period) grow at an annual rate of 18% compared to the period from April 1, 2014 through March 31, 2015 (the Prior Year Period); (ii) the full $5,176,000 if ecVision’s products and services revenues under GAAP grow in the New Year Period at 20% or more compared to the Prior Year Period; or (iii) a proportional payment between $3,500,000 and $5,176,000 if ecVision’s products and services revenues under GAAP grow in the New Year Period at more than 18% but less than 20% compared to the Prior Year Period.
In addition, on June 1, 2017, we will pay to ecVision’s former equityholders $3,675,000 if the founder of ecVision, has not been terminated by us for “Cause” and if he has not left us without “Good Reason,” as such terms are defined in the merger agreement.
The acquisition of ecVision was accounted for under the purchase method of accounting. The operating results of ecVision are included in the accompanying consolidated financial statements from the date of acquisition. The initial accounting for the ecVision acquisition may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the consideration paid for ecVision as well as the preliminary allocation of tangible and intangible assets acquired and liabilities assumed at the acquisition date:

Consideration:
Cash	$27,163,293
Contingent consideration	2,251,000
Fair value of total consideration transferred	$29,414,293

Assets acquired and liabilities assumed:
Cash	$1,569,867
Accounts receivable	1,890,429
Prepaid expenses and other current assets	255,975
Fixed assets	549,276
Developed technology	6,330,000
Customer relationships	2,610,000
Contract backlog	1,035,000
Trademarks	780,000
Total identifiable assets acquired excluding goodwill	15,020,547

Accrued expenses	757,426
Deferred revenue	580,000
Total liabilities assumed	1,337,426

Net identifiable assets acquired excluding goodwill	13,683,121
Goodwill	15,731,169
Net assets acquired	$29,414,290
The revenue and net loss of the combined entity as if the acquisition date had been January 1, 2015 are as follows:

	Revenue	Net Loss
	(unaudited)	(unaudited)
Supplemental pro forma for January 1, 2015 – March 31, 2015	$17,144,284	$(8,385,862)
Supplemental pro forma for January 1, 2014 – March 31, 2014	$17,769,594	$(22,411,083)
EasyCargo Acquisition
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
For accounting purposes, subsequent to our IPO on March 26, 2014, the 197,914 common shares issued as part of the consideration paid were included as common stock.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As it relates to the contingently issuable equity consideration, the shareholders of EasyCargo will retain the 66,077 shares if the CTM revenue targets are met in 2014, 2015 or for the cumulative period from January 1, 2013 through December 31, 2015. For accounting purposes, the fair value of these shares is classified within other noncurrent liabilities in the consolidated balance sheet and is being marked-to-market at each reporting date until issued or forfeited. At March 31, 2015 and December 31, 2014, the fair value of these shares was $0 and $287,051, respectively.
The shareholders of EasyCargo will retain the remaining 32,556 contingently issuable shares in the event that EasyCargo’s founder maintains employment with the EasyCargo subsidiary through December 31, 2015. For accounting purposes, a portion of the value of these shares held by the founder of EasyCargo is being recorded as compensation expense over the required employment term. As of March 31, 2015, 13,012 shares have been issued and 19,544 are considered contingently issuable shares.
The arrangement requires us to pay additional earnout consideration of 50% of CTM revenues in excess of $7,700,000 for the period from January 1, 2013 through December 31, 2015, subject to a maximum earnout payment of $2,500,000. We have the option to pay any amounts due related to this contingency in cash or shares of our common stock. For accounting purposes, the fair value of this contingent consideration is classified within other noncurrent liabilities in the consolidated balance sheet and is being marked-to-market at each reporting date through December 31, 2015, which is the end of the earnout period. At March 31, 2015 and December 31, 2014, the fair value of this contingent consideration was $0 and $390, respectively.

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses, deferred revenue and other noncurrent liabilities consisted of the following:
(a) Property and Equipment

	March 31,	December 31,
	2015	2014
Computer software and equipment	$14,852,363	$12,115,113
Software development costs	13,193,820	12,939,065
Furniture and fixtures	2,148,089	1,986,607
Leasehold improvements	3,230,250	2,671,037
Total property and equipment	33,424,522	29,711,822
Less: accumulated depreciation and amortization	(20,235,611)	(16,793,282)
Total property and equipment, net	$13,188,911	$12,918,540
Depreciation and amortization expense for the three months ended March 31, 2015 and 2014, was $1,306,601 and $1,082,115, respectively.
During the years ended December 31, 2011 and 2012, we received tenant improvement allowances of $1,116,775 and $258,063, respectively, related to rental agreements for two of our office leases. We did not receive any tenant improvement allowances during the year ended December 31, 2014 or the three months ended March 31, 2015. In accordance with the provisions of ASC Topic 840, Leases (ASC 840), leasehold improvements purchased with funds from the tenant allowance are being depreciated over the remaining term of the lease.
We also recorded deferred rent in the amount of $1,887,478 related to the tenant improvement allowances and are amortizing the amount in accordance with the provisions of ASC 840. Current and long-term deferred rent in the amounts of $201,008 and $1,785,544 as of March 31, 2015 and $195,681 and $1,822,061 as of December 31, 2014 are included in accrued expenses and other long-term liabilities in the consolidated balance sheet.
Certain development costs of our software solution are capitalized in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required. Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. Capitalized software costs for the three months ended March 31, 2015 and 2014 was $254,755 and $565,654, respectively. Amortization expense for the three

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

months ended March 31, 2015 and 2014 was $556,147 and $449,400, respectively, and is included in cost of subscription revenue on the accompanying consolidated statements of operations. As of March 31, 2015 and December 31, 2014, capitalized software costs not yet subject to amortization were $79,240 and $933,400, respectively.
(b) Accrued Expenses
Accrued expenses at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
Accrued bonus	$1,164,415	$2,999,209
Accrued commission	2,296,544	2,332,910
Deferred rent	201,008	195,681
Accrued severance	200,169	845,810
Other accrued expenses	2,793,659	1,670,149
Total	$6,655,795	$8,043,759
(c) Deferred revenue
Deferred revenue at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
Current:
Subscription revenue	$24,191,906	$20,907,087
Professional services revenue	1,343,974	1,603,757
Other	3,066,300	3,657,514
Total current	28,602,180	26,168,358

Noncurrent:
Subscription revenue	293,472	387,965
Professional services revenue	1,209,331	1,055,282
Other	—	310,639
Total noncurrent	1,502,803	1,753,886
Total deferred revenue	$30,104,983	$27,922,244
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
Other deferred revenue is related to one customer with which we signed an agreement during 2008. The agreement provided for significant customization and modification of the software which subjected the arrangement to contract accounting. Additionally, this subscription agreement provided for unspecified future software modules. Since we could not separate the subscription element from the contract accounting element, the arrangement was a single unit of accounting. Accordingly, we accounted for the arrangement on the zero gross profit approach of applying percentage of completion accounting until the project was completed in May 2012. As of May 2012, the deferred revenue balance related to this contract was $10,525,434 which is being recognized ratably over the remaining term of the contract, to January 2016. For the three months ended March 31, 2015 and 2014, we recorded revenue of $901,853 in each period related to this arrangement.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(d) Other Noncurrent Liabilities

	March 31,	December 31,
	2015	2014
Deferred rent	$1,785,544	$1,822,061
Acquisition contingent consideration liability	2,251,000	287,441
Other	411,911	42
Total	$4,448,455	$2,109,544

(5)	Leases
We have several noncancelable operating leases that expire through 2022. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2015 and 2014 were approximately $748,000 and $678,000, respectively, and is allocated to various line items in the consolidated statements of operations.
The carrying value of assets recorded under capital leases was approximately $3,410,552 and $3,282,825 as of March 31, 2015 and December 31, 2014, respectively, which includes accumulated amortization of $2,719,272 and $2,253,066, respectively. Amortization of assets held under capital leases is allocated to various line items in the consolidated statements of operations.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of March 31, 2015 are as follows:

	Capital	Operating
	Leases	Leases
Remainder of 2015	$1,183,138	$2,901,204
2016	1,444,373	3,598,101
2017	895,067	2,716,153
2018	329,687	1,921,086
2019	139,913	1,910,824
2020 and thereafter	11,332	2,827,626
Total minimum lease payments	4,003,510	$15,874,994
Less amount representing interest	(291,070)
Present value of net minimum capital lease payments	3,712,440
Less current installments of obligations under capital leases	(1,395,511)
Obligations under capital leases excluding current installments	$2,316,929

(6)	Debt
Credit Agreement
In connection with the ecVision acquisition (Note 3), on March 4, 2015, we entered into a credit agreement (the Credit Agreement) with a financial institution providing for an aggregate of $25,000,000 of financing comprised of (i) a senior secured revolving credit facility of $5,000,000 (the Revolving Facility), which includes a $2,000,000 sublimit for the issuance of letters of credit and (ii) a senior secured term loan facility of $20,000,000 (the Term Loan and together with the Revolving Facility, the Senior Facilities). The Term Loan was fully funded on March 4, 2015 in order to fund a portion of the acquisition consideration. The Revolving Facility was not drawn down and the maturity date for obligations under the Senior Facilities is March 4, 2018 (the Maturity Date).
The interest rate on the outstanding balance of the Senior Facilities is based upon, at our option, either (i) the “LIBOR” rate plus 3.5% or (ii) the “Base Rate” plus 1.5%, as such terms are defined in the Credit Agreement. For the period ended March 31, 2015, the LIBOR interest rate used was 3.77%. The Term Loan will amortize in quarterly installments as follows: (i) 2.5% in the first year; (ii) 2.5% in the second year; and (iii) 5% in the third year, with the balance payable on the Maturity Date.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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
The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of March 31, 2015, we were in compliance with all the reporting and financial covenants.
As of March 31, 2015, the outstanding balance of the Term Loan was $19,975,694, net of unaccreted discount of $24,306 and we have no outstanding balance under the Revolving Facility.
The following table reflects the schedule of principal payments on the Term Loan as of March 31, 2015:

Principal
Payments
2015	$375,000
2016	500,000
2017	875,000
2018	18,250,000
$20,000,000
On March 4, 2015, in connection with the ecVision acquisition and the entry into the Credit Agreement, we terminated our existing revolving credit facility. No amounts were outstanding under such agreement immediately prior to its termination.

(7)	Stockholders' Equity
(a) Common Stock
The following table presents our activity for common stock during the three months ended March 31, 2015:

	Shares	Amount
Balance, December 31, 2014	25,765,792	$25,766
Exercise of common stock options	282,553	282
Balance, March 31, 2015	26,048,345	$26,048
(b) Restricted Stock
In January and October 2005, we sold 866,119 and 1,577,353 shares of common stock, respectively, at a purchase price of $0.0001 per share to certain members of management. The shares were subject to repurchase by us under certain conditions, including termination of employment or in the event of a corporate transaction, as defined. The repurchase rights lapsed upon the closing of our IPO on March 26, 2014. Accordingly, we have recorded no compensation expense subsequent to our IPO. For the three months ended March 31, 2014, compensation expense related to restricted stock was $18,683,277.
(c) Puttable Common Stock
In connection with the EasyCargo acquisition (Note 3), up to 296,547 shares of common stock, whether issued or contingently issuable were puttable by the shareholders of EasyCargo to us at a price of $10.10 per share if we did not complete an IPO by September 3, 2014. Subsequent to our IPO, which closed on March 26, 2014, the 296,547 issued or contingently issuable shares of common stock are no longer puttable to us by the shareholders of EasyCargo. Of the 296,547 shares, 210,926 shares are considered issued and 85,621 are considered contingently issuable shares at March 31, 2015.

(8)	Stock-based Compensation
In 2002, we adopted a stock option plan (the 2002 Plan) whereby options to purchase shares of common stock are issued to employees at an exercise price not less than the fair market value of our common stock on the date of grant. As of March 31, 2015, we had authorized 4,939,270 shares to be issued under the 2002 Plan. The term, not to exceed ten years, and exercise period of each stock option awarded under the 2002 Plan are determined by our board of directors. These options

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

generally vest over a four-year period. As of March 31, 2015, 1,022,783 options were outstanding under the 2002 Plan. The 2002 Plan expired in 2012 and we are making no further grants under it.
In October 2012, we adopted the Amber Road, Inc. 2012 Omnibus Incentive Compensation Plan (the 2012 Plan). The 2012 Plan covers the grant of awards to our employees (including officers), non-employee consultants and non-employee directors and those of our affiliates. As of March 31, 2015, we had authorized 5,146,696 shares to be issued under the 2012 Plan. The term, not to exceed ten years, and exercise period of each stock option awarded under the 2012 Plan are determined by our board of directors. These options generally vest over a four-year period. As of March 31, 2015, 4,135,487 options were outstanding under the 2012 Plan.
Stock Options
Under the 2002 Plan and the 2012 Plan, the fair value of option grants are estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2015	2014
Risk-free interest rate	1.71 - 1.72%	*
Expected volatility	37.41 - 39.32%	*
Expected dividend yield	—	*
Expected life in years	6.25	*
Weighted average fair value of options granted	$3.35	*
* There were no options granted during the three months ended March 31, 2014
The computation of expected volatility for the three months ended March 31, 2015 and 2014 is based on historical volatility of comparable public companies. The volatility percentage represents the mean volatility of these companies. The computation of expected life for the three months ended March 31, 2015 and 2014 was determined based on the simplified method. The risk-free interest rate is based on U.S. Treasury yields for zero-coupon bonds with a term consistent with the expected life of the options. Information relative to the 2002 Plan and the 2012 Plan is as follows:

	Options	Exercise Price	Weighted Average
	Outstanding	Per Share	Exercise Price
Balance at December 31, 2014	4,449,973	$0.84 - $15.90	$9.00
Granted	990,850	$8.08 - $9.06	$8.20
Exercised	(282,553)	$0.84 - $6.14	$2.94
Canceled	—	—	—
Balance at March 31, 2015	5,158,270	$1.75 - $15.90	$9.18
The total intrinsic value of options exercised during the three months ended March 31, 2015 was $1,970,522.
Information with respect to the options outstanding and exercisable under the 2002 Plan and the 2012 Plan at March 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining			Remaining
Exercise Price Per Share	Options	Contractual	Intrinsic	Options	Contractual	Intrinsic
	Outstanding	Life	Value	Exercisable	Life	Value
$1.75-$2.68	1,055,080	4.9 years	$7,310,110	889,120	4.6 years	$6,195,422
$2.74-$5.57	446,648	6.0 years	1,979,074	279,437	4.7 years	1,363,738
$6.14-$12.62	1,197,930	9.6 years	1,532,515	83,500	8.3 years	211,338
$13.00-$15.90	2,458,612	9.3 years	—	—	—	—
	5,158,270		$10,821,699	1,252,057		$7,770,498
The weighted average exercise price and weighted average remaining term of fully vested options as of March 31, 2015 is $3.04 and 4.9 years, respectively.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2015 and December 31, 2014, options available for future grant under the 2012 Plan were 409,562 and 1,951,959, respectively. As of March 31, 2015 and December 31, 2014, there was $16,800,126 and $14,666,554, respectively, of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 3.4 years. Common stock issued upon exercise of stock options is reflected as newly issued shares of common stock in the stockholders' equity section of the consolidated balance sheet.
Restricted Stock Units
The following table is a summary of our RSU activity for the three months ended March 31, 2015

		Weighted Average
	Number	Grant Date
	of RSUs	Fair Value
Balance at December 31, 2014	109,309	$15.27
Granted	423,523	8.15
Vested	—	—
Balance at March 31, 2015	532,832	9.61
During the three months ended March 31, 2015, we awarded 341,546 performance-based restricted stock units which entitle recipients to shares of the our stock if certain revenue metrics are met in a future period.  The performance-based restricted stock units entitle the recipients to shares of common stock equal to 0% up to 120% of the number of units granted at the date of vest depending on the level of achievement of the specified conditions.
Unvested RSUs at March 31, 2015 have a weighted-average remaining contractual life of 2.19 years and a weighted average grant date fair value of $9.61 per share, which is expected to be recognized over the applicable vesting period. Unrecognized stock-based compensation with respect to all RSUs was $3,972,112 as of March 31, 2015 and was expected to be recognized over a weighted-average period of 2.19 years.

(9)	Income Taxes
Our income tax provision for the three months ended March 31, 2015 and 2014 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three months ended March 31, 2015 is exclusively related to foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at March 31, 2015 and December 31, 2014.
We have a federal net operating loss (NOL) carryforward of approximately $72,500,000 and $70,000,000 as of March 31, 2015 and December 31, 2014, respectively. The federal NOL carryforward will begin to expire in 2019. For state income tax purposes, we have net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates from 2015 through 2034.
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
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years 2011 and forward remain open for examination for federal tax purposes and for our more significant state tax jurisdictions. To the extent utilized in future years tax returns, net operating loss carryforwards at December 31, 2014 will remain subject to examination until the respective tax year is closed. We are currently being audited by the Internal Revenue Service for the 2012 tax year. There are no proposed adjustments at this time.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(10)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended
	March 31,
	2015	2014
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stockholders	$(6,950,176)	$(24,356,236)
Denominator:
Weighted average shares used in computing net loss attributable to common stockholders	25,959,332	6,165,980

Basic and diluted net loss per share	$(0.27)	$(3.95)
Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended
	March 31,
	2015	2014
Stock options outstanding	5,158,270	2,664,185
Restricted stock units	532,832	—
	5,691,102	2,664,185

(11)	Commitments and Contingencies
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and cash flows should be read in conjunction with (1) the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 13, 2015. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
Overview
We are a leading provider of a cloud-based global trade management (GTM) solution which automates import and export processes to enable goods to flow across international borders in the most efficient, compliant and profitable way. Our solution combines enterprise-class software, trade content sourced from government agencies and transportation providers in 145 countries, and a global supply chain network connecting our customers with their trading partners, including suppliers, freight forwarders, customs brokers and transportation carriers. As a result, our solution reduces transportation costs, optimizes logistics, leverages trade agreements, provides shipment tracking, and ensures compliance with import and export regulations. By automating more GTM processes, we enable our customers to enjoy significantly lower supply chain costs compared to legacy systems. We deliver our GTM solution using a Software-as-a-Service (SaaS) model and leverage a highly flexible technology framework to quickly and efficiently meet our customers’ unique requirements around the world.
Our operating results in a given quarter can fluctuate based on the mix of subscription and professional services revenue. For the three months ended March 31, 2015 and 2014, subscription revenue accounted for 68% and 70% of total revenue, respectively. Our subscription agreements typically have an initial term of three to five years, with an average initial term of approximately 3.9 and 3.5 years for enterprise and mid-market customers, respectively. As we invest in our growth, we expect our cost of revenue and operating expenses to continue to increase in absolute dollars in future periods. We expect sales and marketing expenses to increase as we continue to expand our sales teams, increase our marketing activities and grow our international operations. We also expect research and development expenses to increase in absolute dollars as we enhance our existing solution modules and develop new ones. We also plan to invest in maintaining a high quality of professional services and customer support, and plan to continue investing in our data center infrastructure in order to support continued customer growth. Considering all of these plans for investment, we cannot assure you that we will be profitable in the near term. For the three months ended March 31, 2015 and 2014, revenue from international customers accounted for 18% and 12%, of total revenue, respectively. For the three months ended March 31, 2015 and 2014, no customer accounted for 10% of total revenue.
ecVision Acquisition
On March 2, 2015, we entered into and completed the acquisition of ecVision (International) Inc. (ecVision), a Cayman Islands company with U.S., Hong Kong and China subsidiaries pursuant to a merger transaction whereby ecVision became our wholly-owned subsidiary. ecVision is a cloud-based provider of global sourcing and collaborative supply chain solutions for brand-focused companies. We paid a purchase price of $26.4 million before giving effect to certain expenses and adjustments that resulted in an upfront cost to us of approximately $27.1 million. We acquired ecVision for a net cash amount of approximately $24.4 million, before giving effect to these expenses and adjustments, and net of ecVision’s $2.0 million of target working capital. We will also make an earn out payment of up to $5.2 million on June 1, 2016 as follows: (i) $3.5 million if ecVision’s products and services revenues under U.S. Generally Accepted Accounting Principles (GAAP) from April 1, 2015 through March 31, 2016 (the New Year Period) grow at an annual rate of 18% compared to the period from April 1, 2014 through March 31, 2015 (the Prior Year Period); (ii) the full $5.2 million if ecVision’s products and services revenues under GAAP grow in the New Year Period at 20% or more compared to the Prior Year Period; or (iii) a proportional payment between $3.5 million and $5.2 million if ecVision’s products and services revenues under GAAP grow in the New Year Period at more than 18% but less than 20% compared to the Prior Year Period. In addition, on June 1, 2017, we will pay to ecVision’s former equity-holders $3.7 million based upon the employment retention of ecVision's founder.

We financed the ecVision acquisition with a combination of cash on hand and a new term loan pursuant to a new credit agreement entered into on March 4, 2015. The new financing is comprised of two credit facilities: (i) a senior secured revolving credit facility of $5.0 million, which includes a $2.0 million sublimit for the issuance of letters of credit, and (ii) a senior secured term loan facility of $20.0 million. The maturity date for obligations under the new credit facilities is March 4, 2018.
Key Metrics
We regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the quarters ended March 31, 2015 and 2014 was 100% and 102%, respectively.
Adjusted EBITDA. EBITDA consists of net income (loss) plus depreciation and amortization, interest expense (income) and income tax expense (benefit). Adjusted EBITDA consists of EBITDA plus our non-cash stock-based compensation expense, as well as the change in fair value of our warrant liability and contingent consideration liability, puttable stock compensation, compensation expense related to loan forgiveness for certain executives, acquisition compensation costs, purchase accounting adjustment to deferred revenue and acquisition related costs. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.
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

The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(6,950,176)	$(21,939,731)
Depreciation and amortization	1,556,956	1,129,492
Interest expense	124,933	112,977
Interest income	(11,948)	(213)
Income tax expense	102,275	99,012
EBITDA	(5,177,960)	(20,598,463)
Stock-based compensation	1,717,299	173,534
Restricted stock expense	—	18,683,277
Compensation expense related to loan forgiveness	—	927,093
Puttable stock compensation	13,691	13,691
Change in fair value of contingent consideration liability	(287,441)	81,564
Warrant expense	—	1,244,635
Purchase accounting deferred revenue adjustment	261,268	—
Acquisition compensation costs	136,911	—
Acquisition related costs	731,483	—
Adjusted EBITDA	$(2,604,749)	$525,331
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
Income Tax Expense (Benefit)
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the three months ended March 31, 2015 is exclusively related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We have not yet made a determination regarding the potential impact of these limitations. Moreover, in the event we have future changes in ownership, the availability of net operating losses could be further limited.
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
During the three months ended March 31, 2015, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report of Form 10-K that we filed with the SEC on March 13, 2015.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for us beginning in the first quarter of fiscal 2016 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on our consolidated financial statements.
In May of 2014, the FASB issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2017, which for us is January 1, 2018. Earlier application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently assessing which method we will choose for adoption, and are evaluating the impact of the adoption on our consolidated results of operations and financial position.
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

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Subscription	$10,341,350	$10,509,769
Professional services	4,852,775	4,479,239
Total revenue	15,194,125	14,989,008

Cost of revenue:
Cost of subscription revenue	4,388,240	3,344,728
Cost of professional services revenue	3,816,518	2,900,324
Total cost of revenue	8,204,758	6,245,052
Gross profit	6,989,367	8,743,956

Operating expenses:
Sales and marketing	5,715,141	4,848,024
Research and development	3,625,719	2,188,474
General and administrative	4,383,423	4,752,136
Restricted stock expense	—	18,683,277
Total operating expenses	13,724,283	30,471,911
Loss from operations	(6,734,916)	(21,727,955)
Interest income	11,948	213
Interest expense	(124,933)	(112,977)
Loss before income taxes	(6,847,901)	(21,840,719)
Income tax expense	102,275	99,012
Net loss	$(6,950,176)	$(21,939,731)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Subscription	68%	70%
Professional services	32	30
Total revenue	100	100

Cost of revenue:
Cost of subscription revenue (1)	42	32
Cost of professional services revenue (1)	79	65
Total cost of revenue	54	42
Gross profit	46	58

Operating expenses:
Sales and marketing	38	32
Research and development	24	15
General and administrative	29	32
Restricted stock expense	—	125
Total operating expenses	91	204
Loss from operations	(45)	(146)
Interest income	—	—
Interest expense	(1)	(1)
Loss before income taxes	(46)	(147)
Income tax expense	1	1
Net loss	(47)%	(148)%
(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenue. Revenue for the three months ended March 31, 2015 was $15.2 million, an increase of $0.2 million, or 1.3%, over revenue of $15.0 million for the three months ended March 31, 2014.
Subscription Revenue. Subscription revenue for the three months ended March 31, 2015 was $10.3 million, which remained consistent with the three months ended March 31, 2014. The non-renewal of a large customer at December 31, 2014 had a negative effect on our subscription revenue for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. This was offset by an increase in both enterprise and mid-market customers in the quarter, as well as recognition of revenue for a full three months for the new customers added in the three months ended March 31, 2014. Also, the acquisition of ecVision in March 2015 accounted for an increase of approximately $0.2 million in subscription revenue. We have increased our customer count through our increased sales and marketing efforts.
Professional Services Revenue. Professional services revenue for the three months ended March 31, 2015 was $4.9 million, an increase of $0.4 million, or 8.9%, over professional services revenue of $4.5 million for the three months ended March 31, 2014. The increase in professional services revenue is primarily attributable to our acquisition of ecVision in March 2015 as professional services revenue remained consistent with last year.
Cost of Subscription Revenue. Cost of subscription revenue for the three months ended March 31, 2015 was $4.4 million, an increase of $1.1 million, or 33.3%, over cost of subscription revenue of $3.3 million for the three months ended March 31, 2014. As a percentage of subscription revenue, cost of subscription revenue was 42.7% and 31.4% for the three months ended March 31, 2015 and 2014, respectively. The increase in dollar amount primarily resulted from an increase of $0.4 million from the cost of new employees hired during the period and employee costs related to the ecVision acquisition, an increase of $0.2 million for stock-based compensation expense, an increase of $0.2 million in depreciation, amortization and other allocated costs and an increase of $0.1 million in software maintenance costs.
Cost of Professional Services Revenue. Cost of professional services revenue for the three months ended March 31, 2015 was $3.8 million, an increase of $0.9 million, or 31.0%, over cost of professional services revenue of $2.9 million for the three months ended March 31, 2014. As a percentage of professional services revenue, cost of professional services revenue was 77.6% for the three months ended March 31, 2015 and 64.4% for the three months ended March 31, 2014. The increase in dollar amount resulted from an increase of $0.6 million for the costs of new professional services employees hired during the period and employee costs related to the ecVision acquisition, an increase of $0.1 million for stock-based compensation expense and an increase of $0.2 million in depreciation, amortization and other allocated costs.
Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2015 were $5.7 million, an increase of $0.9 million, or 18.8%, over sales and marketing expenses of $4.8 million for the three months ended March 31, 2014. As a percentage of revenue, sales and marketing expenses was 37.5% for the three months ended March 31, 2015 and 32.0% for the three months ended March 31, 2014. The increase in dollar amount is due to an increase of $0.1 million resulting from the cost of new employees hired during the period and an increase of $0.2 million in stock-based compensation expense. There also was an increase of $0.5 million in marketing event costs, an increase of $0.1 million for travel costs and an increase of $0.1 million in depreciation, amortization and other allocated costs. This was offset by a decrease of $0.1 million in commission expense. The acquisition of ecVision did not have a material impact on our sales and marketing costs for the three months ended March 31, 2015.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2015 were $3.6 million, an increase of $1.4 million, or 63.6%, from research and development expenses of $2.2 million for the three months ended March 31, 2014. As a percentage of revenue, research and development expenses increased to 23.7% for the three months ended March 31, 2015 from 14.7% for the three months ended March 31, 2014. The increase in dollar amount was due to an increase of $0.6 million in employee compensation and benefits, which includes ecVision employees, a $0.3 million increase in stock-based compensation expense, an increase of $0.1 million in depreciation, amortization and other allocated costs, an increase of $0.1 million in travel costs and an increase of $0.3 million related to increased employee costs capitalized due to less software projects in the three months ended March 31, 2015 compared to 2014.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2015 were $4.4 million, a decrease of $(0.4) million, or (8.3)%, over general and administrative expenses of $4.8 million for the three months ended March 31, 2014. As a percentage of revenue, general and administrative expenses decreased to 28.9% for the three months ended March 31, 2015, from 32.0% for the three months ended March 31, 2014. The decrease in dollar amount is due to a decrease of $1.0 million for incentive compensation costs, a $1.2 million decrease as we no longer have fair value mark-to-market costs related to warrants that were converted in 2014 and a decrease of $0.4 million in puttable stock compensation. This was offset by an increase of $0.2 million in compensation costs and $0.8 million for stock-based compensation expense. Also, there was an increase of $0.8 million in professional fees, an increase of $0.2 million in rent and a $0.2 million increase in other costs.
Income Tax Expense. Income tax expense for the three months ended March 31, 2015 was $0.1 million compared to $0.1 million for the three months ended March 31, 2014. Income tax expense is primarily related to foreign operations.
Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$(3,021,665)	$(175,619)
Investing activities	(26,509,414)	(960,514)
Financing activities	20,432,628	47,239,181

	March 31,	December 31,
	2015	2014
Cash and cash equivalents	$32,097,294	$41,242,200
On March 26, 2014, we closed our IPO and received proceeds of $57.8 million, net of underwriting discounts and commissions, but before offering expenses of $4.7 million.
At March 31, 2015, our principal sources of liquidity were cash and cash equivalents totaling $32.1 million, accounts receivable, net of allowance for doubtful accounts of $15.2 million and our term loan, net of discount of $20.0 million, compared to cash and cash equivalents of $41.2 million and accounts receivable, net of allowance for doubtful accounts of $15.6 million at December 31, 2014. We bill our customers in advance for annual subscriptions, while professional services are typically billed on a monthly basis as services are performed. As a result, the amount of our accounts receivable at the end of a period is driven significantly by our annual subscription and professional services billings for the last month of the period, and our cash flows from operations are affected by our collection of amounts due from customers for subscription and professional services billings that resulted in the recognition of revenue in a prior period.
Net Cash Flows from Operating Activities
For the three months ended March 31, 2015, net cash used in operating activities was $3.0 million, which reflects our net loss of $7.0 million, adjusted for non-cash charges of $3.1 million consisting primarily of $1.7 million for stock-based compensation and $1.6 million for depreciation and amortization. Additionally, we had a $0.9 million increase in our working capital accounts consisting primarily of an increase of $2.3 million in accounts receivable that was primarily related to the ecVision acquisition and an increase of $1.6 million in deferred revenue. This was offset by a decrease in accounts payable and accrued expenses of $2.6 million.
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
Our deferred revenue was $30.1 million at March 31, 2015 and $27.9 million at December 31, 2014. The increase in deferred revenue reflects the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue, which are then recognized ratably over the remaining term of the subscription agreement.

Net Cash Flows from Investing Activities
For the three months ended March 31, 2015, net cash used in investing activities was $26.5 million, of which $25.6 million is related to the acquisition of ecVision. Investing activities also consist of various capital expenditures of $0.1 million and capitalization of $0.3 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.
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
Net Cash Flows from Financing Activities
For the three months ended March 31, 2015, net cash provided by financing activities was $20.4 million and consists of proceeds from our term loan of $20.0 million and $1.0 million in proceeds from the exercise of stock options. This was offset for capital lease repayments of $0.4 million and costs of $0.2 million related to the term loan.
For the three months ended March 31, 2014, net cash provided by financing activities was $47.2 million and consists of proceeds from the sale of common stock in our IPO of $57.8 million offset by the repayment of $7.0 million on our revolving line of credit and $3.8 million paid in offering costs for our IPO.
Credit Agreement
In connection with our acquisition of ecVision on March 4, 2015, we entered into a credit agreement (the Credit Agreement) with a financial institution providing for an aggregate of $25.0 million of financing comprised of two credit facilities: (i) a senior secured revolving credit facility of $5.0 million (the Revolving Facility), which includes a $2.0 million sublimit for the issuance of letters of credit and (ii) a senior secured term loan facility of $20.0 million (the Term Loan and together with the Revolving Facility, the Senior Facilities). The Term Loan was fully funded on March 4, 2015 in order to fund a portion of the acquisition consideration. The Revolving Facility has not been drawn down and the maturity date for obligations under the Senior Facilities is March 4, 2018 (the Maturity Date).
The interest rate on the outstanding balance from time to time of the Senior Facilities is based upon, at our option, either (i) the “LIBOR” rate plus 3.5% or (ii) the “Base Rate” plus 1.5%, as such terms are defined in the Credit Agreement. For the period ended March 31, 2015, the LIBOR interest rate used was 3.77%. The Term Loan will amortize in quarterly installments as follows: (i) 2.5% in the first year; (ii) 2.5% in the second year; and (iii) 5% in the third year, with the with balance payable on the Maturity Date.
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
The Credit Agreement contain customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of March 31, 2015, we were in compliance with all the reporting and financial covenants.
On March 4, 2015, in connection with the ecVision acquisition and the entry into the Credit Agreement, we terminated our existing revolving credit facility. No amounts were outstanding under such agreement immediately prior to its termination.
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-

exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solution modules and services, the sales and marketing resources needed to further penetrate our targeted markets and gain acceptance of new modules we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solution and services. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. In the future, we may also acquire complementary businesses, solutions or technologies. For example, on March 2, 2015, we acquired ecVision, a cloud-based provider of global sourcing and collaborative supply chain solutions for brand-focused companies. We have no definitive agreements or commitments with respect to any acquisitions at this time.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. We bill our customers predominately in U.S. dollars and receive payment predominately in U.S. dollars. However, because most of our international sales are denominated in the currency of the country where the purchaser is located, as we continue to expand our direct sales presence in international regions, the portion of our accounts receivable denominated in foreign currencies may continue to increase. Historically, our greatest accounts receivable foreign currency exposure has been related to revenue denominated in Euros. In addition, we incur significant costs related to our operations in India in Rupees and our operations in China in Renminbi and Hong Kong dollars. With the acquisition of ecVision, the amount of payments received and made in Hong Kong dollars and Renminbi has increased slightly while remaining an immaterial portion of our business. As a result of these factors, our results of operations and cash flows are and will increasingly be subject to fluctuations due to changes in foreign currency exchange rates.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of March 31, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2015, were effective for the purposes stated above.
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
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors we previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 13, 2015.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2015, there were no sales of unregistered securities.
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
We received proceeds from our IPO of $57.8 million, net of underwriting discounts and commissions of $4.4 million, but before offering expenses of $4.7 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of March 31, 2015, we have used a portion of the proceeds for the repayment of debt and general corporate purposes. Pending their use, we plan to invest the net proceeds in a variety of capital preservation investments, including short-term, investment-grade and interest-bearing instruments.
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

AMBER ROAD, INC.

Date: May 11, 2015	By:	/s/ THOMAS E. CONWAY
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