Form 10-Q
period 2015-06-30
Amber Road, Inc.
filed 2015-08-10
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
On August 10, 2015, the registrant had outstanding 26,189,268 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2015

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$27,068,744	$41,242,200
Accounts receivable, net	13,589,865	15,645,386
Unbilled receivables	431,934	254,243
Deferred commissions	3,447,920	3,322,553
Prepaid expenses and other current assets	2,690,852	1,445,964
Total current assets	47,229,315	61,910,346
Property and equipment, net	13,321,451	12,918,540
Goodwill	41,850,326	24,476,157
Other intangibles, net	8,575,566	1,011,526
Deferred commissions	6,165,676	6,906,165
Deposits and other assets	1,099,647	1,007,923
Total assets	$118,241,981	$108,230,657
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$1,473,075	$1,321,610
Accounts payable	1,511,030	1,733,209
Accrued expenses	7,337,573	8,043,759
Deferred revenue	27,287,433	26,168,358
Current portion of term loan, net of discount	616,667	—
Total current liabilities	38,225,778	37,266,936
Capital lease obligations, less current portion	2,202,190	2,141,584
Deferred revenue, less current portion	1,793,928	1,753,886
Term loan, net of discount, less current portion	19,361,111	—
Other noncurrent liabilities	2,293,471	2,109,544
Total liabilities	63,876,478	43,271,950
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 26,189,268 and 25,765,792 shares at June 30, 2015 and December 31, 2014, respectively	26,189	25,766
Additional paid-in-capital	178,416,979	173,665,585
Accumulated other comprehensive loss	(783,887)	(607,492)
Accumulated deficit	(123,293,778)	(108,125,152)
Total stockholders’ equity	54,365,503	64,958,707
Total liabilities and stockholders’ equity	$118,241,981	$108,230,657

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Subscription	$11,704,722	$10,630,709	$22,046,072	$21,140,478
Professional services	5,672,674	5,178,236	10,525,449	9,657,475
Total revenue	17,377,396	15,808,945	32,571,521	30,797,953
Cost of revenue (1):
Cost of subscription revenue	4,920,945	3,651,853	9,309,185	6,996,581
Cost of professional services revenue	4,746,866	3,342,566	8,563,384	6,242,890
Total cost of revenue	9,667,811	6,994,419	17,872,569	13,239,471
Gross profit	7,709,585	8,814,526	14,698,952	17,558,482
Operating expenses (1):
Sales and marketing	6,486,750	5,114,468	12,201,891	9,962,492
Research and development	3,986,639	2,379,144	7,612,358	4,567,618
General and administrative	5,078,434	3,299,735	9,461,857	8,051,871
Restricted stock expense	—	—	—	18,683,277
Total operating expenses	15,551,823	10,793,347	29,276,106	41,265,258
Loss from operations	(7,842,238)	(1,978,821)	(14,577,154)	(23,706,776)
Interest income	16,398	91	28,346	304
Interest expense	(266,694)	(55,917)	(391,627)	(168,894)
Loss before income taxes	(8,092,534)	(2,034,647)	(14,940,435)	(23,875,366)
Income tax expense	125,916	150,537	228,191	249,549
Net loss	(8,218,450)	(2,185,184)	(15,168,626)	(24,124,915)
Accretion of redeemable convertible preferred stock and puttable common stock	—	—	—	(2,416,505)
Net loss attributable to common stockholders	$(8,218,450)	$(2,185,184)	$(15,168,626)	$(26,541,420)

Net loss per common share (Note 10):
Basic and diluted	$(0.32)	$(0.09)	$(0.58)	$(1.69)

Weighted-average common shares outstanding (Note 10):
Basic and diluted	26,079,695	25,212,460	26,019,846	15,741,835

(1) Includes stock-based compensation as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of subscription revenue	$193,804	$15,188	$388,356	$35,513
Cost of professional services revenue	148,661	6,116	272,142	12,074
Sales and marketing	149,708	19,852	395,568	42,037
Research and development	186,509	29,250	493,203	59,846
General and administrative	1,169,740	95,384	2,016,452	189,854
	$1,848,422	$165,790	$3,565,721	$339,324

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(8,218,450)	$(2,185,184)	$(15,168,626)	$(24,124,915)
Other comprehensive loss:
Foreign currency translation	(124,728)	(222)	(176,395)	(47,835)
Total other comprehensive loss	(124,728)	(222)	(176,395)	(47,835)
Comprehensive loss	$(8,343,178)	$(2,185,406)	$(15,345,021)	$(24,172,750)

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,168,626)	$(24,124,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,258,769	2,345,420
Bad debt expense	70,062	5,394
Stock-based compensation	3,565,721	339,324
Loss on asset impairment	—	11,964
Restricted stock non-cash compensation	—	18,683,277
Compensation related to puttable common stock	27,382	27,382
Changes in fair value of contingent consideration liability	(287,441)	97,423
Non-cash interest expense related to debt	247,144	—
Change in fair value of warrant liability	—	1,244,635
Amortization of debt financing costs and accretion of debt discount	22,764	—
Changes in operating assets and liabilities:
Accounts receivable	3,876,071	(1,818,325)
Unbilled receivables	(177,444)	(53,139)
Prepaid expenses and other assets	(322,687)	(792,789)
Accounts payable	(250,437)	(539,624)
Accrued expenses	(2,698,798)	(958,316)
Other liabilities	471,368	(7,874)
Deferred revenue	578,699	(3,384,445)
Net cash used in operating activities	(6,787,453)	(8,924,608)
Cash flows from investing activities:
Capital expenditures	(626,376)	(456,652)
Addition of capitalized software development costs	(940,485)	(1,052,851)
Addition of intangible assets	(275,000)	—
Acquisition, net of cash acquired of $1,569,867	(25,593,426)	—
Cash received (paid) for deposits	(5,566)	150,128
Decrease in restricted cash	—	56,409
Net cash used in investing activities	(27,440,853)	(1,302,966)
Cash flows from financing activities:
Payments on revolving line of credit	—	(6,978,525)
Proceeds from term loan	20,000,000	—
Debt discount and financing costs	(186,582)	35,953
Repayments on capital lease obligations	(736,892)	(557,593)
Proceeds from the exercise of stock options	1,158,714	339,183
Proceeds from the exercise of common stock warrant	—	40,452
Payment of offering costs	—	(4,258,955)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	57,824,899
Net cash provided by financing activities	20,235,240	46,445,414
Effect of exchange rate on cash and cash equivalents	(180,390)	(59,243)
Net increase (decrease) in cash and cash equivalents	(14,173,456)	36,158,597
Cash and cash equivalents at beginning of period	41,242,200	5,147,735
Cash and cash equivalents at end of period	$27,068,744	$41,306,332

Supplemental disclosures of cash flow information:
Accretion of Series E Preferred Stock	$—	$2,289,793
Accretion of Series A, B, C, D and E issuance costs	—	91,065
Accretion of puttable common stock	—	35,647
Cash paid for interest	127,821	168,894
Non-cash property and equipment acquired under capital lease	948,963	1,013,728
Non-cash property and equipment and intangible asset purchases in accounts payable	314,662	33,159
Non-cash deferred offering costs in accounts payable and accrued expenses	—	7,500
Non-cash conversion of Series A, B, C, D and E preferred stock	—	77,139,408
Non-cash acquisition contingent consideration	713,000	—

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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

(2)	Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries located in India, China and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2014 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 13, 2015.
(b) Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of intangibles and goodwill; valuation allowance for receivables and deferred income tax assets; revenue; capitalization of software costs; and valuation of share-based payments. Actual results could differ from those estimates.
(c) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the balance sheet date to be cash equivalents. Cash and cash equivalents at June 30, 2015 and December 31, 2014 consist of the following:

	June 30,	December 31,
	2015	2014
Cash and cash equivalents	$27,067,905	$41,241,784
Money market accounts	839	416
	$27,068,744	$41,242,200
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents - money market accounts	$839	$839	$—	$—
Restricted cash - money market accounts	282,050	282,050	—	—
Total assets measured at fair value on a recurring basis	$282,889	$282,889	$—	$—

Liabilities:
Acquisition contingent consideration liability	$713,000	$—	$—	$713,000
Total liabilities measured at fair value on a recurring basis	$713,000	$—	$—	$713,000

		Fair Value Measurements Using
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents - money market accounts	$416	$416	$—	$—
Restricted cash - money market accounts	282,050	282,050	—	—
Total assets measured at fair value on a recurring basis	$282,466	$282,466	$—	$—

Liabilities:
Acquisition contingent consideration liability	$287,441	$—	$—	$287,441
Total liabilities measured at fair value on a recurring basis	$287,441	$—	$—	$287,441

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Balance at December 31, 2014	$287,441
Acquisition (Note 3)	713,000
Mark to estimated fair value recorded as general and administrative expense	(287,441)
Balance at June 30, 2015	$713,000
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
(f) Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We invest our excess cash with a large high-credit-quality financial institution. Our customer base is principally comprised of enterprise and mid-market companies within the global trade industry. We do not require collateral from our customers. For the three and six months ended June 30, 2015, no customer accounted for greater than 10% of our total revenue. For the three and six months ended June 30, 2014, one customer accounted for 11% and 10%, respectively, of our total revenue. As of June 30, 2015, one customer accounted for 25% of our total accounts receivable and as of December 31, 2014, a different customer accounted for 10% of our total accounts receivable.
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
We allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE), if available, third party evidence (TPE), if VSOE is not available, or estimated selling prices (ESP), if neither VSOE nor TPE is available. As we have been unable to establish VSOE or TPE for the elements of its arrangements, we establish the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription including various add-on modules if and when sold together without professional services, and other factors such as gross margin objectives, pricing practice and growth strategy. We have established processes to determine ESP and allocate revenue in multiple-deliverable arrangements using ESP.
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
Other Revenue Items
Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and, therefore, is not included in revenue and cost of revenue in the condensed consolidated statements of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included in professional services revenue and cost of professional services revenue for the three months ended June 30, 2015 and 2014 were $139,418 and $160,621, respectively, and were $243,885 and $293,737, for the six months ended June 30, 2015 and 2014, respectively.
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
(i) Deferred Commissions
We defer commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and deferred upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related noncancelable customer contract and are recoverable through the related future revenue streams. Our commission costs deferred were $396,601 and $1,191,516 for the three months ended June 30, 2015 and 2014, respectively, and were $1,068,367 and $1,969,429, for the six months ended June 30, 2015 and 2014, respectively. Amortization of deferred commissions were $941,534 and $911,606 for the three months ended June 30, 2015 and 2014, respectively, and were $1,683,489 and $1,959,995, for the six months ended June 30, 2015 and 2014, respectively.
(j) Stock-Based Compensation
We recognize stock-based compensation as an expense in the condensed consolidated financial statements and measure that cost based on the estimated grant-date fair value using the Black-Scholes option pricing model.
(k) Geographic Information
Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Country	2015	2014	2015	2014
United States	$13,527,804	$13,702,940	$25,983,954	$26,850,532
International	3,849,592	2,106,005	6,587,567	3,947,421
Total revenue	$17,377,396	$15,808,945	$32,571,521	$30,797,953
Approximately 2% of long-lived assets are located outside of the United States.
(l) Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for us beginning in the first quarter of fiscal 2016 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on our condensed consolidated financial statements.
In May of 2014, the FASB issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2017, which for us is January 1, 2018. Earlier application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently assessing which method we will choose for adoption, and are evaluating the impact of the adoption on our condensed consolidated results of operations and financial position.
In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance was

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

effective for fiscal years and interim periods after December 15, 2013. The adoption of ASU 2013-11 in 2014 did not have a material impact on our condensed consolidated financial statements.

(3)	Acquisitions
ecVision Acquisition
On March 2, 2015, we acquired all of the outstanding capital stock of ecVision (International) Inc. (ecVision), a Cayman Islands company with U.S., Hong Kong and China subsidiaries. We paid a purchase price of $26,398,400 before giving effect to adjustments that resulted in an upfront cost to us of $27,163,293. We acquired ecVision for a net cash amount of approximately $24,400,000, before giving effect to these expenses and adjustments, and net of ecVision’s $2,000,000 of target working capital. We will also make an earnout payment of up to $5,176,000 on June 1, 2016 as follows: (i) $3,500,000 if ecVision’s products and services revenues under GAAP from April 1, 2015 through March 31, 2016 (the New Year Period) grow at an annual rate of 18% compared to the period from April 1, 2014 through March 31, 2015 (the Prior Year Period); (ii) the full $5,176,000 if ecVision’s products and services revenues under GAAP grow in the New Year Period at 20% or more compared to the Prior Year Period; or (iii) a proportional payment between $3,500,000 and $5,176,000 if ecVision’s products and services revenues under GAAP grow in the New Year Period at more than 18% but less than 20% compared to the Prior Year Period.
In addition, on June 1, 2017, we will pay to ecVision’s former equityholders $3,675,000 if the founder of ecVision, has not been terminated by us for “Cause” and if he has not left us without “Good Reason,” as such terms are defined in the merger agreement.
The acquisition of ecVision was accounted for under the purchase method of accounting. The operating results of ecVision are included in the accompanying condensed consolidated financial statements from the date of acquisition. The initial accounting for the ecVision acquisition may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date.
The following table summarizes the consideration paid for ecVision as well as the preliminary allocation of tangible and intangible assets acquired and liabilities assumed at the acquisition date:

Consideration:
Cash	$27,163,293
Contingent consideration	713,000
Fair value of total consideration transferred	$27,876,293

Assets acquired and liabilities assumed:
Cash	$1,569,867
Accounts receivable	1,890,429
Prepaid expenses and other current assets	255,975
Fixed assets	549,276
Developed technology	4,814,000
Customer relationships	1,229,000
Contract backlog	944,000
Trademarks	587,000
Total identifiable assets acquired excluding goodwill	11,839,547

Accrued expenses	757,423
Deferred revenue	580,000
Total liabilities assumed	1,337,423

Net identifiable assets acquired excluding goodwill	10,502,124
Goodwill	17,374,169
Net assets acquired	$27,876,293

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The revenue and net loss of the combined entity as if the acquisition date had been January 1, 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Supplemental pro forma information (unaudited):	2015	2014	2015	2014
Revenue	$17,377,396	$18,952,913	$34,521,683	$36,722,507
Net loss	(8,218,450)	(1,921,378)	(16,604,312)	(24,332,461)
For accounting purposes, the fair value of the contingent earnout consideration is classified within current liabilities in the condensed consolidated balance sheet and when the accounting for the acquisition is final, it will be marked-to-market at each reporting date through June 1, 2016, which is the end of the earnout period. At June 30, 2015, the fair value of this contingent consideration was $713,000.
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
As it relates to the contingently issuable equity consideration, the shareholders of EasyCargo will retain the 66,077 shares if the CTM revenue targets are met in 2014, 2015 or for the cumulative period from January 1, 2013 through December 31, 2015. For accounting purposes, the fair value of these shares is classified within current liabilities in the consolidated balance sheet and is being marked-to-market at each reporting date until issued or forfeited. At June 30, 2015 and December 31, 2014, the fair value of these shares was $0 and $287,051, respectively.
The shareholders of EasyCargo will retain the remaining 32,556 contingently issuable shares in the event that EasyCargo’s founder maintains employment with the EasyCargo subsidiary through December 31, 2015. For accounting purposes, a portion of the value of these shares held by the founder of EasyCargo is being recorded as compensation expense over the required employment term. As of June 30, 2015, 19,518 shares have been issued and 13,038 are considered contingently issuable shares.
The arrangement requires us to pay additional earnout consideration of 50% of CTM revenues in excess of $7,700,000 for the period from January 1, 2013 through December 31, 2015, subject to a maximum earnout payment of $2,500,000. We have the option to pay any amounts due related to this contingency in cash or shares of our common stock. For accounting purposes, the fair value of this contingent consideration is classified within current liabilities in the condensed consolidated balance sheet and is being marked-to-market at each reporting date through December 31, 2015, which is the end of the earnout period. At June 30, 2015 and December 31, 2014, the fair value of this contingent consideration was $0 and $390, respectively.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses, deferred revenue and other noncurrent liabilities consisted of the following:
(a) Property and Equipment

	June 30,	December 31,
	2015	2014
Computer software and equipment	$15,726,776	$12,115,113
Software development costs	13,879,550	12,939,065
Furniture and fixtures	2,160,631	1,986,607
Leasehold improvements	3,240,105	2,671,037
Total property and equipment	35,007,062	29,711,822
Less: accumulated depreciation and amortization	(21,685,611)	(16,793,282)
Total property and equipment, net	$13,321,451	$12,918,540
Depreciation and amortization expense was $1,392,208 and $1,168,551 for the three months ended June 30, 2015 and 2014, respectively, and was $2,698,809 and $2,250,666 for the six months ended June 30, 2015 and 2014, respectively.
During the years ended December 31, 2011 and 2012, we received tenant improvement allowances of $1,116,775 and $258,063, respectively, related to rental agreements for two of our office leases. We did not receive any tenant improvement allowances during the year ended December 31, 2014 or during the six months ended June 30, 2015. In accordance with the provisions of ASC Topic 840, Leases (ASC 840), leasehold improvements purchased with funds from the tenant allowance are being depreciated over the remaining term of the lease.
We also recorded deferred rent in the amount of $1,887,478 related to the tenant improvement allowances and are amortizing the amount in accordance with the provisions of ASC 840. Current and long-term deferred rent in the amounts of $206,335 and $1,749,027 as of June 30, 2015 and $195,681 and $1,822,061 as of December 31, 2014 are included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheet.
Certain development costs of our software solution are capitalized in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required. Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. Capitalized software costs were $685,730 and $487,197 for the three months ended June 30, 2015 and 2014, respectively, and were $940,485 and $1,052,851 for the six months ended June 30, 2015 and 2014, respectively. Amortization expense was $504,548 and $487,614 for the three months ended June 30, 2015 and 2014, respectively, and was $1,060,695 and $937,014 for the six months ended June 30, 2015 and 2014, respectively, and is included in cost of subscription revenue on the accompanying condensed consolidated statements of operations. As of June 30, 2015 and December 31, 2014, capitalized software costs not yet subject to amortization were $750,082 and $933,400, respectively.
(b) Accrued Expenses
Accrued expenses at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Accrued bonus	$1,500,912	$2,999,209
Accrued commission	1,273,323	2,332,910
Deferred rent	206,335	195,681
Accrued severance	196,195	845,810
Accrued professional fees	406,258	252,005
Accrued taxes	1,163,568	410,813
Other accrued expenses	2,590,982	1,007,331
Total	$7,337,573	$8,043,759

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(c) Deferred revenue
Deferred revenue at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Current:
Subscription revenue	$23,487,936	$20,907,087
Professional services revenue	1,645,070	1,603,757
Other	2,154,427	3,657,514
Total current	27,287,433	26,168,358

Noncurrent:
Subscription revenue	134,275	387,965
Professional services revenue	1,659,653	1,055,282
Other	—	310,639
Total noncurrent	1,793,928	1,753,886
Total deferred revenue	$29,081,361	$27,922,244
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
Other deferred revenue is related to one customer with which we signed an agreement during 2008. The agreement provided for significant customization and modification of the software which subjected the arrangement to contract accounting. Additionally, this subscription agreement provided for unspecified future software modules. Since we could not separate the subscription element from the contract accounting element, the arrangement was a single unit of accounting. Accordingly, we accounted for the arrangement on the zero gross profit approach of applying percentage of completion accounting until the project was completed in May 2012. As of May 2012, the deferred revenue balance related to this contract was $10,525,434 which is being recognized ratably over the remaining term of the contract, to January 2016. For the three months ended June 30, 2015 and 2014, we recorded revenue of $911,873 and $911,873, respectively, and $1,813,726 and $1,813,726 for the six months ended June 30, 2015 and 2014, respectively, related to this arrangement.
(d) Other Noncurrent Liabilities
Other noncurrent liabilities at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Deferred rent	$1,749,027	$1,822,061
Acquisition contingent consideration liability	—	287,441
Other	544,444	42
Total	$2,293,471	$2,109,544

(5)	Leases
We have several noncancelable operating leases that expire through 2022. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended June 30, 2015 and 2014 was approximately $955,000 and $645,000, respectively, and was $1,703,000 and $1,322,000, for the six months ended June 30, 2015 and 2014, respectively, and is allocated to various line items in the condensed consolidated statements of operations.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying value of assets recorded under capital leases was approximately $3,325,058 and $3,282,825 as of June 30, 2015 and December 31, 2014, respectively, which includes accumulated amortization of $3,133,045 and $2,253,066, respectively. Amortization of assets held under capital leases is allocated to various line items in the condensed consolidated statements of operations.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of June 30, 2015 are as follows:

	Capital	Operating
	Leases	Leases
Remainder of 2015	$839,058	$2,222,914
2016	1,550,911	4,311,282
2017	991,797	3,352,570
2018	396,973	2,214,174
2019	169,708	2,206,865
2020 and thereafter	11,332	3,123,667
Total minimum lease payments	3,959,779	$17,431,472
Less amount representing interest	(284,514)
Present value of net minimum capital lease payments	3,675,265
Less current installments of obligations under capital leases	(1,473,075)
Obligations under capital leases excluding current installments	$2,202,190

(6)	Debt
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
The interest rate on the outstanding balance of the Senior Facilities is based upon, at our option, either (i) the “LIBOR” rate plus 3.5% or (ii) the “Base Rate” plus 1.5%, as such terms are defined in the Credit Agreement. For the period ended June 30, 2015, the LIBOR interest rate used was 3.77%. The Term Loan will amortize in quarterly installments as follows: (i) 2.5% in the first year; (ii) 2.5% in the second year; and (iii) 5% in the third year, with the balance payable on the Maturity Date.
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
The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of June 30, 2015, we were in compliance with all the reporting and financial covenants.
As of June 30, 2015, the outstanding balance of the Term Loan was $19,977,778, net of unaccreted discount of $22,222 and we have no outstanding balance under the Revolving Facility.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table reflects the schedule of principal payments on the Term Loan as of June 30, 2015:

Principal
Payments
Remainder of 2015	$375,000
2016	500,000
2017	875,000
2018	18,250,000
$20,000,000
On March 4, 2015, in connection with the ecVision acquisition and the entry into the Credit Agreement, we terminated our previously existing revolving credit facility. No amounts were outstanding under such agreement immediately prior to its termination.

(7)	Stockholders' Equity
(a) Common Stock
The following table presents our activity for common stock during the six months ended June 30, 2015:

	Shares	Amount
Balance, December 31, 2014	25,765,792	$25,766
Exercise of common stock options	416,970	417
Common stock issued in partial consideration of contingent consideration	6,506	6
Balance, June 30, 2015	26,189,268	$26,189
(b) Puttable Common Stock
In connection with the EasyCargo acquisition (Note 3), up to 296,547 shares of common stock, whether issued or contingently issuable were puttable by the shareholders of EasyCargo to us at a price of $10.10 per share if we did not complete an IPO by September 3, 2014. Subsequent to our IPO, which closed on March 26, 2014, the 296,547 issued or contingently issuable shares of common stock are no longer puttable to us by the shareholders of EasyCargo. Of the 296,547 shares, 217,432 shares are considered issued and 79,115 are considered contingently issuable shares at June 30, 2015.

(8)	Stock-based Compensation
In 2002, we adopted a stock option plan (the 2002 Plan) whereby options to purchase shares of common stock are issued to employees at an exercise price not less than the fair market value of our common stock on the date of grant. As of June 30, 2015, we had authorized 4,939,270 shares to be issued under the 2002 Plan. The term, not to exceed ten years, and exercise period of each stock option awarded under the 2002 Plan are determined by our board of directors. These options generally vest over a four-year period. As of June 30, 2015, 918,060 options were outstanding under the 2002 Plan. The 2002 Plan expired in 2012 and we are making no further grants under it.
In October 2012, we adopted the Amber Road, Inc. 2012 Omnibus Incentive Compensation Plan (the 2012 Plan). The 2012 Plan covers the grant of awards to our employees (including officers), non-employee consultants and non-employee directors and those of our affiliates. As of June 30, 2015, we had authorized 5,146,696 shares to be issued under the 2012 Plan. The term, not to exceed ten years, and exercise period of each stock option awarded under the 2012 Plan are determined by our board of directors. These options generally vest over a four-year period. As of June 30, 2015, 3,831,553 options were outstanding under the 2012 Plan.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Options
Under the 2002 Plan and the 2012 Plan, the fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Risk-free interest rate	*	1.92%	1.71 - 1.72%	1.92%
Expected volatility	*	60.00%	37.41 - 39.32%	60.00%
Expected dividend yield	*	—	—	—
Expected life in years	*	6.25	6.25	6.25
Weighted average fair value of options granted	*	$7.24	$3.35	$7.24
* There were no options granted during the three months ended June 30, 2015
The computation of expected volatility for each period is based on historical volatility of comparable public companies. The volatility percentage represents the mean volatility of these companies. The computation of expected life for each period was determined based on the simplified method. The risk-free interest rate is based on U.S. Treasury yields for zero-coupon bonds with a term consistent with the expected life of the options. Information relative to the 2002 Plan and the 2012 Plan is as follows:

	Options	Exercise Price			Weighted Average
	Outstanding	Per Share			Exercise Price
Balance at December 31, 2014	4,449,973	$0.84	-	$15.90	$9.00
Granted	990,850	$8.08	-	$9.06	8.20
Exercised	(416,970)	$0.84	-	$6.14	2.78
Canceled	(274,240)	$2.31	-	$13.00	10.04
Balance at June 30, 2015	4,749,613	$1.75	-	$15.90	9.32
The total intrinsic value of options exercised during the six months ended June 30, 2015 was $2,607,958.
Information with respect to the options outstanding and exercisable under the 2002 Plan and the 2012 Plan at June 30, 2015 is as follows:

			Options Outstanding			Options Exercisable
				Weighted			Weighted
				Average			Average
				Remaining			Remaining
			Options	Contractual	Intrinsic	Options	Contractual	Intrinsic
Exercise Price Per Share			Outstanding	Life	Value	Exercisable	Life	Value
$1.75	-	$ 2.68	889,690	4.2 years	$4,202,103	800,135	4.0 years	$3,801,925
$2.74	-	$ 5.57	419,588	5.2 years	935,422	294,338	4.0 years	753,810
$6.14	-	$12.62	1,141,339	9.4 years	117,568	97,695	8.1 years	58,784
$13.00	-	$15.90	2,298,996	9.1 years	—	—	—	—
			4,749,613		$5,255,093	1,192,168		$4,614,519
The weighted average exercise price and weighted average remaining term of fully vested options as of June 30, 2015 is $3.18 and 4.3 years, respectively.
As of June 30, 2015 and December 31, 2014, options and other equity awards available for future grant under the 2012 Plan were 672,983 and 1,951,959, respectively. As of June 30, 2015 and December 31, 2014, there was $14,636,977 and $14,666,554, respectively, of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 3.1 years. Common stock issued upon exercise of stock options is reflected as newly issued shares of common stock in the stockholders' equity section of the condensed consolidated balance sheet.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units
The following table is a summary of our RSU activity for the six months ended June 30, 2015:

	Number	Weighted Average
	of RSUs	Grant Date
	Outstanding	Fair Value
Balance at December 31, 2014	109,309	$15.27
Granted	454,852	8.21
Vested	(18,784)	9.06
Canceled	(25,938)	8.08
Balance at June 30, 2015	519,439	9.67
In April 2015, we granted 31,329 restricted stock units to former EasyCargo option holders under the 2012 Plan.  We are amortizing the fair value of these restricted stock units of $283,841 over the vesting period.  The restricted stock units will be fully vested in December 2015.  We recognized $198,245 of stock-based compensation expense related to these restricted stock units during the three and six months ended June 30, 2015.
During the three months ended March 31, 2015, we awarded 341,546 performance-based restricted stock units which entitle recipients to shares of the our common stock if certain revenue metrics are met in a future period.  The performance-based restricted stock units entitle the recipients to shares of common stock equal to 0% up to 120% of the number of units granted at the date of vest depending on the level of achievement of the specified conditions.
Unvested RSUs at June 30, 2015 have a weighted-average grant date fair value of $9.67 per share. Unrecognized stock-based compensation with respect to non-vested RSUs was $3,129,796 as of June 30, 2015 and was expected to be recognized over a weighted-average period of 2.1 years.

(9)	Income Taxes
Our income tax provision for the three and six months ended June 30, 2015 and 2014 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three and six months ended June 30, 2015 is exclusively related to foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at June 30, 2015 and December 31, 2014.
We have a federal net operating loss (NOL) carryforward of approximately $78,300,000 and $70,000,000 as of June 30, 2015 and December 31, 2014, respectively. The federal NOL carryforward will begin to expire in 2019. For state income tax purposes, we have net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates from 2015 through 2034.
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stockholders	$(8,218,450)	$(2,185,184)	$(15,168,626)	$(26,541,420)
Denominator:
Weighted average shares used in computing net loss attributable to common stockholders	26,079,695	25,212,460	26,019,846	15,741,835

Basic and diluted net loss per share	$(0.32)	$(0.09)	$(0.58)	$(1.69)
Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock options outstanding	4,749,613	2,670,865	4,749,613	2,670,865
Restricted stock units	519,439	—	519,439	—
	5,269,052	2,670,865	5,269,052	2,670,865

(11)	Commitments and Contingencies
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 13, 2015. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
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
Our solution can be delivered in individual modules or as a suite, depending on our customers’ needs, utilizing a highly flexible technology framework. This cloud-based suite addresses the growing complexity of the global trade landscape by automating GTM functions to minimize import and export costs, optimize transportation, track shipments within a supply chain, and automate compliance with regulations and free trade agreements. Without this delivery in the cloud, it would be difficult to effectively enable collaboration among the large number of trading partners involved in a global supply chain.
Our solution integrates Global Knowledge, a vast library of regulations and other content that we transform into a proprietary knowledgebase that enables our customers to automate GTM functions. Global Knowledge includes import and export regulations, shipping documents, preferential duties and taxes, specifications for free trade agreements, transportation rates, sailing schedules, embargoed country and restricted party lists, and harmonized tariff codes that identify goods based on standardized classifications, all sourced directly from government agencies and transportation carriers.
Our GTM solution drives value to our customers through faster and more predictable delivery times, less labor, reduced in-transit inventories, and reduced international trading costs such as brokerage fees, logistics fees, transportation costs and customs duties. We sell our GTM solution to many of the largest enterprises in the world, representing diversified industry verticals including Chemical/Pharmaceutical, High Technology/Electronics, Industrial/Manufacturing, Logistics, Oil & Gas, and Retail/Apparel.
Customers pay us subscription fees and implementation service fees for the use of our solutions under agreements that typically have an initial term of three to five years, with an average initial term of approximately 3.9 and 3.5 years for enterprise and mid-market customers, respectively.
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
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the quarters ended June 30, 2015 and 2014 was 99% and 102%, respectively.
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
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(8,218,450)	$(2,185,184)	$(15,168,626)	$(24,124,915)
Depreciation and amortization	1,701,813	1,215,928	3,258,769	2,345,420
Interest expense	266,694	55,917	391,627	168,894
Interest income	(16,398)	(91)	(28,346)	(304)
Income tax expense	125,916	150,537	228,191	249,549
EBITDA	(6,140,425)	(762,893)	(11,318,385)	(21,361,356)
Stock-based compensation	1,848,422	165,790	3,565,721	339,324
Restricted stock expense	—	—	—	18,683,277
Compensation expense related to loan forgiveness	—	—	—	927,093
Puttable stock compensation	13,691	13,691	27,382	27,382
Change in fair value of contingent consideration liability	—	15,859	(287,441)	97,423
Warrant expense	—	—	—	1,244,635
Purchase accounting deferred revenue adjustment	511,825	—	773,093	—
Acquisition compensation costs	407,533	—	544,444	—
Acquisition related costs	416,738	—	1,148,221	—
Adjusted EBITDA	$(2,942,216)	$(567,553)	$(5,546,965)	$(42,222)
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
Income Tax Expense (Benefit)
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the three and six months ended June 30, 2015 is exclusively related to foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We have not yet made a determination regarding the potential impact of these limitations. Moreover, in the event we have future changes in ownership, the availability of net operating losses could be further limited.

Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the estimates and judgments used for revenue recognition, deferred revenue, stock-based compensation, goodwill, capitalized software costs, and income taxes have the greatest potential impact on our condensed consolidated financial statements, and consider these to be our critical accounting policies and estimates.
During the six months ended June 30, 2015, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report of Form 10-K that we filed with the SEC on March 13, 2015.
Recent Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 2, "Summary of Significant Accounting Policies" in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1. of this Form 10-Q.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Subscription	$11,704,722	$10,630,709	$22,046,072	$21,140,478
Professional services	5,672,674	5,178,236	10,525,449	9,657,475
Total revenue	17,377,396	15,808,945	32,571,521	30,797,953

Cost of revenue:
Cost of subscription revenue	4,920,945	3,651,853	9,309,185	6,996,581
Cost of professional services revenue	4,746,866	3,342,566	8,563,384	6,242,890
Total cost of revenue	9,667,811	6,994,419	17,872,569	13,239,471
Gross profit	7,709,585	8,814,526	14,698,952	17,558,482

Operating expenses:
Sales and marketing	6,486,750	5,114,468	12,201,891	9,962,492
Research and development	3,986,639	2,379,144	7,612,358	4,567,618
General and administrative	5,078,434	3,299,735	9,461,857	8,051,871
Restricted stock expense	—	—	—	18,683,277
Total operating expenses	15,551,823	10,793,347	29,276,106	41,265,258
Loss from operations	(7,842,238)	(1,978,821)	(14,577,154)	(23,706,776)
Interest income	16,398	91	28,346	304
Interest expense	(266,694)	(55,917)	(391,627)	(168,894)
Loss before income taxes	(8,092,534)	(2,034,647)	(14,940,435)	(23,875,366)
Income tax expense	125,916	150,537	228,191	249,549
Net loss	$(8,218,450)	$(2,185,184)	$(15,168,626)	$(24,124,915)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Subscription	67%	67%	68%	69%
Professional services	33	33	32	31
Total revenue	100	100	100	100

Cost of revenue:
Cost of subscription revenue (1)	42	34	42	33
Cost of professional services revenue (1)	84	65	81	65
Total cost of revenue	56	44	55	43
Gross profit	44	56	45	57

Operating expenses:
Sales and marketing	37	32	37	32
Research and development	23	15	23	15
General and administrative	29	21	29	26
Restricted stock expense	—	—	—	61
Total operating expenses	89	68	89	134
Loss from operations	(45)	(12)	(44)	(77)
Interest income	—	—	—	—
Interest expense	(2)	—	(1)	(1)
Loss before income taxes	(47)	(12)	(45)	(78)
Income tax expense	1	1	1	1
Net loss	(48)%	(13)%	(46)%	(79)%
(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenue:
	Three Months Ended June 30,		Change
	2015	2014	$	%
Subscription	$11,704,722	$10,630,709	$1,074,013	10.1%
Professional services	5,672,674	5,178,236	494,438	9.5%
Total revenue	$17,377,396	$15,808,945	$1,568,451	9.9%
Subscription Revenue. The increase was primarily related to an increase in both enterprise and mid-market customers for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and the acquisition of ecVision in March 2015. We have increased our customer count through our increased sales and marketing efforts. The increase was offset by the non-renewal of a large customer at December 31, 2014, which had a negative effect on our subscription revenue for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.
Professional Services Revenue. The increase is primarily attributable to our acquisition of ecVision in March 2015, which accounted for a $1.4 million increase in professional services revenue. This was offset by a $0.9 million decrease in professional services revenue when compared to the three months ended June 30, 2014 due to less demand for our professional services from existing customers.
Total Revenue. Revenue from international customers accounted for 22% and 13% of total revenue for the three months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015, no customer accounted for more than 10% of total revenue and for the three months ended June 30, 2014, one customer accounted for 11% of total revenue.

Cost of Revenue:
	Three Months Ended June 30,		Change
	2015	2014	$	%
Cost of subscription revenue	$4,920,945	$3,651,853	$1,269,092	34.8%
Cost of professional services revenue	4,746,866	3,342,566	1,404,300	42.0%
Total cost of revenue	$9,667,811	$6,994,419	$2,673,392	38.2%
Cost of Subscription Revenue. The increase in dollar amount was primarily the result of higher employee costs that included a $0.6 million increase for the cost of new employees hired and a $0.2 million increase for stock-based compensation costs. Also, there was a $0.4 million increase in depreciation, amortization and other allocated costs and an increase of $0.1 million for software maintenance costs.
Cost of Professional Services Revenue. The increase in dollar amount was primarily the result of higher employee costs that included a $1.0 million increase for the cost of new employees hired and a $0.1 million increase for stock-based compensation costs. Also, there was an increase of $0.2 million for depreciation, amortization and other allocated costs and an increase of $0.1 million for outside service costs.

Operating Expenses:
	Three Months Ended June 30,		Change
	2015	2014	$	%
Sales and marketing	$6,486,750	$5,114,468	$1,372,282	26.8%
Research and development	3,986,639	2,379,144	1,607,495	67.6%
General and administrative	5,078,434	3,299,735	1,778,699	53.9%
Total operating expenses	$15,551,823	$10,793,347	$4,758,476	44.1%
Sales and Marketing Expenses. The increase in dollar amount was primarily the result of higher employee costs that included a $0.8 million increase for the cost of new employees hired, a $0.1 million increase for stock-based compensation costs and a $0.1 million increase in commission expense. Also, there were increases of $0.1 million for travel costs and an increase of $0.3 million in other marketing event costs primarily for European marketing events.
Research and Development Expenses. The increase in dollar amount was primarily the result of higher employee costs that included a $1.4 million increase for the cost of new employees hired and a $0.2 million increase for stock-based compensation costs offset by a $0.2 million decrease for higher employee costs capitalized in the three months ended June

30, 2015 compared to 2014. Also, there was an increase of $0.1 million in depreciation, amortization and other allocated costs and a $0.1 million increase in travel costs.
General and Administrative Expenses. The increase in dollar amount was primarily the result of higher employee costs of $1.1 million for stock-based compensation costs. Also, we had an increase of $0.3 million in rent, a $0.4 million increase in taxes, a $0.2 million increase in professional fees and a $0.3 million increase in miscellaneous costs. This was offset by decreases in travel costs of $0.1 million, software maintenance costs of $0.1 million and $0.3 million in depreciation, amortization and other allocated costs.

Income Tax Expense:
	Three Months Ended June 30,		Change
	2015	2014	$	%
Income tax expense	$125,916	$150,537	(24,621)	(16.4)%
Income Tax Expense. Income tax expense is primarily related to our foreign operations.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenue:
	Six Months Ended June 30,		Change
	2015	2014	$	%
Subscription	$22,046,072	$21,140,478	$905,594	4.3%
Professional services	10,525,449	9,657,475	867,974	9.0%
Total revenue	$32,571,521	$30,797,953	$1,773,568	5.8%
Subscription Revenue. The increase was primarily related to increases in both enterprise and mid-market customers for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 and the acquisition of ecVision in March 2015. We have increased our customer count through our increased sales and marketing efforts. The increase was offset by the non-renewal of a large customer at December 31, 2014, which had a negative effect on our subscription revenue for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.
Professional Services Revenue. The increase is primarily attributable to our acquisition of ecVision in March 2015, which accounted for a $1.9 million increase in professional services revenue. This was offset by a $1.0 million decrease in professional services revenue when compared to 2014 due to less demand for our professional services from existing customers.
Total Revenue. Revenue from international customers accounted for 20% and 13% of total revenue for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, no customer accounted for more than 10% of total revenue and for the six months ended June 30, 2014, one customer accounted for 10% of total revenue.

Cost of Revenue:
	Six Months Ended June 30,		Change
	2015	2014	$	%
Cost of subscription revenue	$9,309,185	$6,996,581	$2,312,604	33.1%
Cost of professional services revenue	8,563,384	6,242,890	2,320,494	37.2%
Total cost of revenue	$17,872,569	$13,239,471	$4,633,098	35.0%
Cost of Subscription Revenue. The increase in dollar amount was primarily the result of higher employee costs that included a $1.0 million increase for the cost of new employees hired and a $0.3 million increase for stock-based compensation costs. Also, there was a $0.7 million increase in depreciation, amortization, and other allocated costs, a $0.1 million increase in travel costs and a $0.2 million increase in software maintenance costs.
Cost of Professional Services Revenue. The increase in dollar amount was primarily the result of higher employee costs that included a $1.6 million increase for the cost of new employees hired and a $0.2 million increase for stock-based compensation costs. Also, there was an increase of $0.3 million for depreciation, amortization and other allocated costs, a $0.1 million increase in travel costs and an increase of $0.1 million for outside service costs.

Operating Expenses:
	Six Months Ended June 30,		Change
	2015	2014	$	%
Sales and marketing	$12,201,891	$9,962,492	$2,239,399	22.5%
Research and development	7,612,358	4,567,618	3,044,740	66.7%
General and administrative	9,461,857	8,051,871	1,409,986	17.5%
Total operating expenses	$29,276,106	$22,581,981	$6,694,125	29.6%
Sales and Marketing Expenses. The increase in dollar amount was primarily the result of higher employee costs that included a $0.9 million increase for the cost of new employees hired and a $0.4 million increase for stock-based compensation costs, which was offset by a decrease of $0.2 million in commission expense. Also, there were increases of $0.2 million for travel costs, $0.1 million for depreciation, amortization and other allocated costs, and an increase of $0.8 million in other marketing event costs primarily for both North American and European marketing events.
Research and Development Expenses. The increase in dollar amount was primarily the result of higher employee costs that included a $1.6 million increase for the cost of new employees hired, $0.5 million for acquisition compensation costs, $0.4 million for stock-based compensation costs and a $0.1 million increase for lower employee costs capitalized in the six months ended June 30, 2015 compared to 2014. Also, there was an increase of $0.3 million in depreciation, amortization and other allocated costs and a $0.1 million increase in travel costs.
General and Administrative Expenses. The increase in dollar amount was primarily related to higher employee costs of $0.4 million for the cost of new employees hired and $1.8 million for stock-based compensation costs, offset by a decrease of $1.2 million in incentive compensation. Also, we had increases of $0.5 million in rent, $0.6 million in taxes, $1.0 million in professional fees, $0.1 million in outside services and a $0.4 million increase in miscellaneous costs. This was offset by a $1.6 million decrease as we no longer have fair value mark-to-market costs related to warrants that were converted in 2014. Also, there were decreases in travel costs of $0.1 million, $0.1 million in recruiting costs and $0.4 million in depreciation, amortization and other allocated costs.

Income Tax Expense:
	Six Months Ended June 30,		Change
	2015	2014	$	%
Income tax expense	$228,191	$249,549	(21,358)	(8.6)%
Income Tax Expense. Income tax expense is primarily related to our foreign operations.
Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$(6,787,453)	$(8,924,608)
Investing activities	(27,440,853)	(1,302,966)
Financing activities	20,235,240	46,445,414

	June 30,	December 31,
	2015	2014
Cash and cash equivalents	$27,068,744	$41,242,200
On March 26, 2014, we closed our IPO and received proceeds of $57.8 million, net of underwriting discounts and commissions, but before offering expenses of $4.7 million.
At June 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $27.1 million, accounts receivable, net of allowance for doubtful accounts of $13.6 million and our term loan, net of discount of $20.0 million, compared to cash and cash equivalents of $41.2 million and accounts receivable, net of allowance for doubtful accounts of $15.6 million at December 31, 2014. We bill our customers in advance for annual subscriptions, while professional services are typically billed on a monthly basis as services are performed. As a result, the amount of our accounts receivable at the end of a period is driven significantly by our annual subscription and professional services billings for the last month of the period, and our cash flows from operations are affected by our collection of amounts due from customers for subscription and professional services billings that resulted in the recognition of revenue in a prior period.
Net Cash Flows from Operating Activities
For the six months ended June 30, 2015, net cash used in operating activities was $6.8 million, which reflects our net loss of $15.2 million, adjusted for non-cash charges of $6.9 million consisting primarily of $3.6 million for stock-based compensation and $3.3 million for depreciation and amortization. Additionally, we had a $1.5 million increase in our working capital accounts consisting primarily of a decrease of $3.9 million in accounts receivable offset by a decrease of $2.7 million in accrued expenses.
For the six months ended June 30, 2014, net cash used in operating activities was $8.9 million, which reflects our net loss of $24.1 million, adjusted for non-cash charges of $22.8 million consisting primarily of $18.7 million for restricted stock compensation, $1.2 million for the change in the valuation of warrants and $2.3 million for depreciation and amortization. Additionally, we had a $7.6 million decrease in our working capital accounts consisting primarily of an increase of $1.8 million in accounts receivable, a decrease in accrued expenses of $1.0 million and a decrease of $3.4 million in deferred revenue.
Our deferred revenue was $29.1 million at June 30, 2015 and $27.9 million at December 31, 2014. The increase in deferred revenue reflects the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue, which are then recognized ratably over the remaining term of the subscription agreement.
Net Cash Flows from Investing Activities
For the six months ended June 30, 2015, net cash used in investing activities was $27.4 million, of which $25.6 million is related to the acquisition of ecVision. Investing activities also consist of various capital expenditures of $0.6 million and capitalization of $0.9 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.
For the six months ended June 30, 2014, net cash used in investing activities was $1.3 million, consisting of various capital expenditures of $0.5 million and capitalization of $1.1 million of software development costs.
Net Cash Flows from Financing Activities
For the six months ended June 30, 2015, net cash provided by financing activities was $20.2 million and consists of proceeds from our term loan of $20.0 million and $1.2 million in proceeds from the exercise of stock options. This was offset for capital lease repayments of $0.7 million and costs of $0.2 million related to the term loan.
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

The interest rate on the outstanding balance from time to time of the Senior Facilities is based upon, at our option, either (i) the “LIBOR” rate plus 3.5% or (ii) the “Base Rate” plus 1.5%, as such terms are defined in the Credit Agreement. For the period ended June 30, 2015, the LIBOR interest rate used was 3.77%. The Term Loan will amortize in quarterly installments as follows: (i) 2.5% in the first year; (ii) 2.5% in the second year; and (iii) 5% in the third year, with the with balance payable on the Maturity Date.
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
The Credit Agreement contain customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of June 30, 2015, we were in compliance with all the reporting and financial covenants.
On March 4, 2015, in connection with the ecVision acquisition and the entry into the Credit Agreement, we terminated our previously existing revolving credit facility. No amounts were outstanding under such agreement immediately prior to its termination.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of June 30, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2015, were effective for the purposes stated above.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended June 30, 2015, we issued 6,506 shares of common stock in partial satisfaction of provisions of the EasyCargo purchase agreement. The issuance of such shares of common stock was exempt from the registration requirement of the Securities Act pursuant to Section 4(a)(2) thereof.
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
We received proceeds from our IPO of $57.8 million, net of underwriting discounts and commissions of $4.4 million, but before offering expenses of $4.7 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of June 30, 2015, we have used a portion of the proceeds for the repayment of debt and general corporate purposes including the purchase price for the acquisition of ecVision. Pending their use, we plan to invest the net proceeds in a variety of capital preservation investments, including short-term, investment-grade and interest-bearing instruments.
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

AMBER ROAD, INC.

Date: August 10, 2015	By:	/s/ THOMAS E. CONWAY
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