Form 10-Q
period 2015-09-30
Amber Road, Inc.
filed 2015-11-09
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
On November 9, 2015, the registrant had outstanding 26,255,353 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2015

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$21,617,934	$41,242,200
Accounts receivable, net	13,725,409	15,645,386
Unbilled receivables	588,713	254,243
Deferred commissions	3,545,882	3,322,553
Prepaid expenses and other current assets	2,552,450	1,445,964
Total current assets	42,030,388	61,910,346
Property and equipment, net	12,708,832	12,918,540
Goodwill	43,914,974	24,476,157
Other intangibles, net	8,057,746	1,011,526
Deferred commissions	6,099,005	6,906,165
Deposits and other assets	988,919	1,007,923
Total assets	$113,799,864	$108,230,657
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$831,785	$1,733,209
Accrued expenses	6,748,187	8,043,759
Current portion of capital lease obligations	1,442,796	1,321,610
Deferred revenue	26,697,962	26,168,358
Current portion of term loan, net of discount	491,667	—
Total current liabilities	36,212,397	37,266,936
Capital lease obligations, less current portion	1,839,576	2,141,584
Deferred revenue, less current portion	2,449,543	1,753,886
Term loan, net of discount, less current portion	19,238,194	—
Other noncurrent liabilities	3,756,734	2,109,544
Total liabilities	63,496,444	43,271,950
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 26,255,353 and 25,765,792 shares at September 30, 2015 and December 31, 2014, respectively	26,255	25,766
Additional paid-in-capital	180,659,649	173,665,585
Accumulated other comprehensive loss	(825,713)	(607,492)
Accumulated deficit	(129,556,771)	(108,125,152)
Total stockholders’ equity	50,303,420	64,958,707
Total liabilities and stockholders’ equity	$113,799,864	$108,230,657

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Subscription	$12,126,795	$11,441,819	$34,172,867	$32,582,297
Professional services	5,209,392	4,981,001	15,734,841	14,638,476
Total revenue	17,336,187	16,422,820	49,907,708	47,220,773
Cost of revenue (1):
Cost of subscription revenue	5,129,733	3,778,873	14,438,918	10,775,454
Cost of professional services revenue	4,410,948	3,224,945	12,974,332	9,467,835
Total cost of revenue	9,540,681	7,003,818	27,413,250	20,243,289
Gross profit	7,795,506	9,419,002	22,494,458	26,977,484
Operating expenses (1):
Sales and marketing	5,994,557	4,717,795	18,196,448	14,680,287
Research and development	4,288,389	2,492,531	11,900,747	7,060,149
General and administrative	3,543,956	4,249,190	13,005,813	12,301,061
Restricted stock expense	—	—	—	18,683,277
Total operating expenses	13,826,902	11,459,516	43,103,008	52,724,774
Loss from operations	(6,031,396)	(2,040,514)	(20,608,550)	(25,747,290)
Interest income	20,814	1,615	49,160	1,919
Interest expense	(263,133)	(48,546)	(654,760)	(217,440)
Loss before income taxes	(6,273,715)	(2,087,445)	(21,214,150)	(25,962,811)
Income tax expense (benefit)	(10,722)	150,901	217,469	400,450
Net loss	(6,262,993)	(2,238,346)	(21,431,619)	(26,363,261)
Accretion of redeemable convertible preferred stock and puttable common stock	—	—	—	(2,416,505)
Net loss attributable to common stockholders	$(6,262,993)	$(2,238,346)	$(21,431,619)	$(28,779,766)

Net loss per common share (Note 10):
Basic and diluted	$(0.24)	$(0.09)	$(0.82)	$(1.52)

Weighted-average common shares outstanding (Note 10):
Basic and diluted	26,204,955	25,299,109	26,082,227	18,962,601

(1) Includes stock-based compensation as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of subscription revenue	$271,603	$113,555	$659,959	$149,068
Cost of professional services revenue	163,527	82,672	435,669	94,746
Sales and marketing	302,850	125,171	698,418	167,208
Research and development	368,035	185,660	861,238	245,506
General and administrative	982,317	482,280	2,998,769	672,134
	$2,088,332	$989,338	$5,654,053	$1,328,662

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(6,262,993)	$(2,238,346)	$(21,431,619)	$(26,363,261)
Other comprehensive loss:
Foreign currency translation	(41,826)	(10,568)	(218,221)	(58,403)
Total other comprehensive loss	(41,826)	(10,568)	(218,221)	(58,403)
Comprehensive loss	$(6,304,819)	$(2,248,914)	$(21,649,840)	$(26,421,664)

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(21,431,619)	$(26,363,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,077,246	3,616,780
Bad debt expense	78,761	20,953
Stock-based compensation	5,654,053	1,328,662
Loss on asset impairment	—	11,964
Restricted stock non-cash compensation	—	18,683,277
Compensation related to puttable common stock	41,073	41,073
Acquisition related deferred compensation	662,613	—
Changes in fair value of contingent consideration liability	(1,059,441)	122,826
Change in fair value of warrant liability	—	1,244,635
Amortization of debt financing costs and accretion of debt discount	38,492	39,905
Changes in operating assets and liabilities:
Accounts receivable	3,720,875	(1,736,510)
Unbilled receivables	(340,675)	(115,333)
Prepaid expenses and other assets	(221,433)	(458,465)
Accounts payable	(872,574)	(818,796)
Accrued expenses	(2,537,302)	(973,538)
Other liabilities	(228,893)	(66,863)
Deferred revenue	665,631	(3,679,116)
Net cash used in operating activities	(10,753,193)	(9,101,807)
Cash flows from investing activities:
Capital expenditures	(930,688)	(641,197)
Addition of capitalized software development costs	(1,525,903)	(1,529,459)
Addition of intangible assets	(275,000)	—
Acquisition, net of cash acquired of $1,569,867	(25,717,139)	—
Cash received (paid) for deposits	(37,878)	116,828
Decrease in restricted cash	112,815	56,409
Net cash used in investing activities	(28,373,793)	(1,997,419)
Cash flows from financing activities:
Payments on revolving line of credit	—	(6,978,525)
Proceeds from term loan	20,000,000	—
Payments on term loan	(250,000)	—
Debt discount and financing costs	(186,582)	—
Repayments on capital lease obligations	(1,118,401)	(860,651)
Proceeds from the exercise of stock options	1,299,427	823,152
Proceeds from the exercise of common stock warrant	—	40,452
Payment of offering costs	—	(4,266,455)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	57,824,899
Net cash provided by financing activities	19,744,444	46,582,872
Effect of exchange rate on cash and cash equivalents	(241,724)	(58,451)
Net increase (decrease) in cash and cash equivalents	(19,624,266)	35,425,195
Cash and cash equivalents at beginning of period	41,242,200	5,147,735
Cash and cash equivalents at end of period	$21,617,934	$40,572,930

Supplemental disclosures of cash flow information:
Accretion of Series E Preferred Stock	$—	$2,289,793
Accretion of Series A, B, C, D and E issuance costs	—	91,065
Accretion of puttable common stock	—	35,647
Cash paid for interest	618,059	217,440
Non-cash property and equipment acquired under capital lease	937,579	1,287,844
Non-cash property and equipment and intangible asset purchases in accounts payable	293,374	2,819
Non-cash conversion of Series A, B, C, D and E preferred stock	—	77,139,408
Non-cash acquisition contingent consideration	2,322,531	—

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

(2)	Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries located in India, China and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2014 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 13, 2015.
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
(c) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the balance sheet date to be cash equivalents. Cash and cash equivalents at September 30, 2015 and December 31, 2014 consists of the following:

	September 30,	December 31,
	2015	2014
Cash and cash equivalents	$21,504,209	$41,241,784
Money market accounts	113,725	416
	$21,617,934	$41,242,200
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
September 30, 2015	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market accounts	$113,725	$113,725	$—	$—
Restricted cash - money market accounts	169,235	169,235	—	—
Total assets measured at fair value on a recurring basis	$282,960	$282,960	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,550,531	$—	$—	$1,550,531
Total liabilities measured at fair value on a recurring basis	$1,550,531	$—	$—	$1,550,531

December 31, 2014
Assets:
Cash equivalents - money market accounts	$416	$416	$—	$—
Restricted cash - money market accounts	282,050	282,050	—	—
Total assets measured at fair value on a recurring basis	$282,466	$282,466	$—	$—
Liabilities:
Acquisition contingent consideration liability	$287,441	$—	$—	$287,441
Total liabilities measured at fair value on a recurring basis	$287,441	$—	$—	$287,441
Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. The reconciliation of the acquisition contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance at December 31, 2014	$287,441
Acquisition (Note 3)	2,322,531
Mark to estimated fair value recorded as general and administrative expense	(1,059,441)
Balance at September 30, 2015	$1,550,531
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. We record unbilled receivables for contracts on which revenue has been recognized, but for which the customer has not yet been billed.
(f) Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We invest our excess cash with a large high-credit-quality financial institution. Our customer base is principally comprised of enterprise and mid-market companies within the global trade industry. We do not require collateral from our customers. For the three and nine months ended September 30, 2015, no customer accounted for greater than 10% of our total revenue. For the three and nine months ended September 30, 2014, one customer accounted for 10% of our total revenue. As of September 30, 2015, no customer accounted for more than 10% of our total accounts receivable and one customer accounted for 10% of our total accounts receivable as of December 31, 2014.
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Other Revenue Items
Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and, therefore, is not included in revenue and cost of revenue in the condensed consolidated statements of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included in professional services revenue and cost of professional services revenue for the three months ended September 30, 2015 and 2014 were $128,853 and $160,235, respectively, and were $372,738 and $453,972, for the nine months ended September 30, 2015 and 2014, respectively.
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
(i) Deferred Commissions
We defer commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and deferred upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related noncancelable customer contract and are recoverable through the related future revenue streams. Our commission costs deferred were $970,574 and $526,848 for the three months ended September 30, 2015 and 2014, respectively, and were $2,030,782 and $2,496,277 for the nine months ended September 30, 2015 and 2014, respectively. Amortization of deferred commissions were $939,282 and $918,743 for the three months ended September 30, 2015 and 2014, respectively, and were $2,614,613 and $2,878,738, for the nine months ended September 30, 2015 and 2014, respectively.
(j) Stock-Based Compensation
We recognize stock-based compensation as an expense in the condensed consolidated financial statements and measure that cost based on the estimated grant-date fair value using the Black-Scholes option pricing model.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(k) Geographic Information
Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Country	2015	2014	2015	2014
United States	$12,316,340	$13,914,071	$38,300,294	$40,764,602
International	5,019,847	2,508,749	11,607,414	6,456,171
Total revenue	$17,336,187	$16,422,820	$49,907,708	$47,220,773
Long-lived assets by geographic area is as follows:

	September 30,	December 31,
Country	2015	2014
United States	$39,860,670	$37,875,565
International	24,820,882	530,658
Total long-lived assets	$64,681,552	$38,406,223
(l) Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provision amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. We do not expect that the adoption of this ASU will have a significant impact on our condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued a clarification that debt issuance costs related to line-of-credit arrangements were not within the scope of the new guidance and therefore should continue to be accounted for as deferred assets in the balance sheet, consistent with existing GAAP. The guidance is effective for us beginning in the first quarter of fiscal 2016 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on our condensed consolidated financial statements.
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
ecVision Acquisition
On March 2, 2015, we acquired all of the outstanding capital stock of ecVision (International) Inc. (ecVision), a Cayman Islands company with U.S., Hong Kong and China subsidiaries. We paid a purchase price of $26,398,400 before giving effect to adjustments that resulted in an upfront cost to us of $27,286,945. We acquired ecVision for a net cash amount of approximately $24,400,000, before giving effect to these expenses and adjustments, and net of ecVision’s $2,000,000 of targeted working capital. We will also make an earnout payment of up to $5,176,000 on June 1, 2016 as follows: (i) $3,500,000 if ecVision’s products and services revenues under GAAP from April 1, 2015 through March 31, 2016 (the New Year Period) grow at an annual rate of 18% compared to the period from April 1, 2014 through March 31, 2015 (the Prior Year Period); (ii) the full $5,176,000 if ecVision’s products and services revenues under GAAP grow in the New Year

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Period at 20% or more compared to the Prior Year Period; or (iii) a proportional payment between $3,500,000 and $5,176,000 if ecVision’s products and services revenues under GAAP grow in the New Year Period at more than 18% but less than 20% compared to the Prior Year Period.
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

Consideration:
Cash	$27,286,945
Contingent consideration	2,322,531
Fair value of total consideration transferred	$29,609,476

Assets acquired and liabilities assumed:
Cash	$1,569,867
Accounts receivable	1,890,429
Prepaid expenses and other current assets	255,975
Fixed assets	549,276
Developed technology	4,855,000
Customer relationships	1,142,000
Contract backlog	836,000
Trademarks	587,000
Total identifiable assets acquired excluding goodwill	11,685,547

Accrued expenses	757,423
Deferred revenue	565,000
Deferred tax liability	192,380
Total liabilities assumed	1,514,803

Net identifiable assets acquired excluding goodwill	10,170,744
Goodwill	19,438,732
Net assets acquired	$29,609,476
The revenue and net loss of the combined entity as if the acquisition date had been January 1, 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Supplemental pro forma information (unaudited):	2015	2014	2015	2014
Revenue	$17,336,187	$18,585,974	$51,857,870	$55,308,481
Net loss	(6,262,993)	(3,169,590)	(22,867,305)	(27,502,051)
For accounting purposes, the fair value of the contingent earnout consideration is classified within current liabilities in the condensed consolidated balance sheet and is being marked-to-market at each reporting date through June 1, 2016, which is the end of the earnout period. At September 30, 2015, the fair value of this contingent consideration was $1,550,531. The difference between the final amount recorded in purchase accounting and the fair value of the contingent consideration was recorded within general and administrative expense in the condensed consolidated statement of operations.
EasyCargo Acquisition
On September 3, 2013, we acquired 100% of the issued and outstanding shares of Sunrise International Ltd., a Barbados company which owns 100% of the issued and outstanding shares of EasyCargo (Shanghai) Co., Ltd. (EasyCargo), a software as a service company focused on a subset of global trade management called China Trade Management, or CTM.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
As it relates to the contingently issuable equity consideration, the shareholders of EasyCargo will retain the 66,077 shares if the CTM revenue targets are met in 2014, 2015 or for the cumulative period from January 1, 2013 through December 31, 2015. For accounting purposes, the fair value of these shares is classified within current liabilities in the consolidated balance sheet and is being marked-to-market at each reporting date until issued or forfeited. At September 30, 2015 and December 31, 2014, the fair value of these shares was $0 and $287,051, respectively.
The shareholders of EasyCargo will retain the remaining 32,556 contingently issuable shares in the event that EasyCargo’s founder maintains employment with the EasyCargo subsidiary through December 31, 2015. For accounting purposes, a portion of the value of these shares held by the founder of EasyCargo is being recorded as compensation expense over the required employment term. As of September 30, 2015, 26,024 shares have been issued and 6,532 are considered contingently issuable shares.
The arrangement requires us to pay additional earnout consideration of 50% of CTM revenues in excess of $7,700,000 for the period from January 1, 2013 through December 31, 2015, subject to a maximum earnout payment of $2,500,000. We have the option to pay any amounts due related to this contingency in cash or shares of our common stock. For accounting purposes, the fair value of this contingent consideration is classified within current liabilities in the condensed consolidated balance sheet and is being marked-to-market at each reporting date through December 31, 2015, which is the end of the earnout period. At September 30, 2015 and December 31, 2014, the fair value of this contingent consideration was $0 and $390, respectively.

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses, deferred revenue and other noncurrent liabilities consisted of the following:
(a) Property and Equipment

	September 30,	December 31,
	2015	2014
Computer software and equipment	$15,974,246	$12,115,113
Software development costs	14,464,948	12,939,065
Furniture and fixtures	2,162,730	1,986,607
Leasehold improvements	3,239,260	2,671,037
Total property and equipment	35,841,184	29,711,822
Less: accumulated depreciation and amortization	(23,132,352)	(16,793,282)
Total property and equipment, net	$12,708,832	$12,918,540
Depreciation and amortization expense was $1,454,674 and $1,223,983 for the three months ended September 30, 2015 and 2014, respectively, and was $4,153,483 and $3,474,649 for the nine months ended September 30, 2015 and 2014, respectively.
Certain development costs of our software solution are capitalized in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required. Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. Capitalized software costs were

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

$585,418 and $476,608 for the three months ended September 30, 2015 and 2014, respectively, and were $1,525,903 and $1,529,459 for the nine months ended September 30, 2015 and 2014, respectively. Amortization expense was $565,208 and $490,753 for the three months ended September 30, 2015 and 2014, respectively, and was $1,625,903 and $1,427,767 for the nine months ended September 30, 2015 and 2014, respectively, and is included in cost of subscription revenue on the accompanying condensed consolidated statements of operations. As of September 30, 2015 and December 31, 2014, capitalized software costs not yet subject to amortization were $325,893 and $933,400, respectively.
(b) Accrued Expenses
Accrued expenses at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
Accrued bonus	$1,675,868	$2,999,209
Accrued commission	1,400,170	2,332,910
Deferred rent	216,102	195,681
Accrued severance	192,221	845,810
Accrued professional fees	576,050	252,005
Accrued taxes	641,722	410,813
Accrued contingent consideration	242,000	—
Other accrued expenses	1,804,054	1,007,331
Total	$6,748,187	$8,043,759
(c) Deferred revenue
Deferred revenue at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
Current:
Subscription revenue	$24,394,339	$20,907,087
Professional services revenue	1,071,090	1,603,757
Other	1,232,533	3,657,514
Total current	26,697,962	26,168,358

Noncurrent:
Subscription revenue	166,489	387,965
Professional services revenue	2,283,054	1,055,282
Other	—	310,639
Total noncurrent	2,449,543	1,753,886
Total deferred revenue	$29,147,505	$27,922,244
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
Other deferred revenue is related to one customer with which we signed an agreement during 2008. The agreement provided for significant customization and modification of the software which subjected the arrangement to contract accounting. Additionally, this subscription agreement provided for unspecified future software modules. Since we could not separate the subscription element from the contract accounting element, the arrangement was a single unit of accounting. Accordingly, we accounted for the arrangement on the zero gross profit approach of applying percentage of completion accounting until the project was completed in May 2012. As of May 2012, the deferred revenue balance related to this contract was $10,525,434 which is being recognized ratably over the remaining term of the contract, to January 2016. For the three months ended September 30, 2015 and 2014, we recorded revenue of $921,894 and $921,894, respectively, and $2,735,620 and $2,735,620 for the nine months ended September 30, 2015 and 2014, respectively, related to this arrangement.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(d) Other Noncurrent Liabilities
Other noncurrent liabilities at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
Deferred rent	$1,712,510	$1,822,061
Deferred taxes	71,906	—
Acquisition contingent consideration liability	1,308,531	287,441
Other	663,787	42
Total	$3,756,734	$2,109,544

(5)	Leases
We have several noncancelable operating leases that expire through 2022. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended September 30, 2015 and 2014 was approximately $906,000 and $641,000, respectively, and was $2,609,000 and $1,890,000, for the nine months ended September 30, 2015 and 2014, respectively, and is allocated to various line items in the condensed consolidated statements of operations.
The carrying value of assets recorded under capital leases was $2,881,330 and $3,282,825 as of September 30, 2015 and December 31, 2014, respectively, which includes accumulated amortization of $3,576,773 and $2,253,066, respectively. Amortization of assets held under capital leases is allocated to various line items in the condensed consolidated statements of operations.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2015 are as follows:

	Capital	Operating
	Leases	Leases
Remainder of 2015	$399,925	$1,115,935
2016	1,553,850	4,670,246
2017	994,737	3,851,824
2018	399,935	2,722,791
2019	170,954	2,729,468
2020 and thereafter	11,332	3,935,253
Total minimum lease payments	3,530,733	$19,025,517
Less amount representing interest	(248,361)
Present value of net minimum capital lease payments	3,282,372
Less current installments of obligations under capital leases	(1,442,796)
Obligations under capital leases excluding current installments	$1,839,576

(6)	Debt
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
The interest rate on the outstanding balance of the Senior Facilities is based upon, at our option, either (i) the “LIBOR” rate plus 3.5% or (ii) the “Base Rate” plus 1.5%, as such terms are defined in the Credit Agreement. For the period ended September 30, 2015, the LIBOR interest rate used was 3.79%. The Term Loan will amortize in quarterly installments as

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

follows: (i) 2.5% in the first year; (ii) 2.5% in the second year; and (iii) 5% in the third year, with the balance payable on the Maturity Date.
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
The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. At September 30, 2015, we were noncompliant with the leverage ratio. On November 5, 2015, we entered into Amendment No.1 to the Credit Agreement with the financial institution whereby the required leverage ratio was retroactively modified as of September 30, 2015 and prospectively to address the noncompliance. We did not incur any penalties as a result of the noncompliance. Also, other provisions under the Credit Agreement were amended including increased available borrowings under the Revolving Facility, and provided for a $5,000,000 prepayment under the Term Loan. All other provisions of the Credit Agreement remain intact.
As of September 30, 2015, the outstanding balance of the Term Loan was $19,729,861, net of unaccreted discount of $20,139 and we have no outstanding balance under the Revolving Facility.
The following table reflects the schedule of principal payments on the Term Loan as of September 30, 2015:

Principal
Payments
Remainder of 2015	$125,000
2016	500,000
2017	875,000
2018	18,250,000
$19,750,000
On March 4, 2015, in connection with the ecVision acquisition and the entry into the Credit Agreement, we terminated our previously existing revolving credit facility. No amounts were outstanding under such agreement immediately prior to its termination.

(7)	Stockholders' Equity
(a) Common Stock
The following table presents our activity for common stock during the nine months ended September 30, 2015:

	Shares	Amount
Balance, December 31, 2014	25,765,792	$25,766
Exercise of common stock options	462,703	463
Common stock issued in partial consideration of contingent consideration	13,012	12
Issuance of common stock for RSU vesting	13,846	14
Balance, September 30, 2015	26,255,353	$26,255
(b) Puttable Common Stock
In connection with the EasyCargo acquisition (Note 3), up to 296,547 shares of common stock, whether issued or contingently issuable were puttable by the shareholders of EasyCargo to us at a price of $10.10 per share if we did not complete an IPO by September 3, 2014. Subsequent to our IPO, which closed on March 26, 2014, the 296,547 issued or contingently issuable shares of common stock are no longer puttable to us by the shareholders of EasyCargo. Of the 296,547 shares, 223,938 shares are considered issued and 72,609 are considered contingently issuable shares at September 30, 2015.

(8)	Stock-based Compensation
In 2002, we adopted a stock option plan (the 2002 Plan) whereby options to purchase shares of common stock are issued to employees at an exercise price not less than the fair market value of our common stock on the date of grant. As of September 30, 2015, we had authorized 4,939,270 shares to be issued under the 2002 Plan. The term, not to exceed ten years, and exercise period of each stock option awarded under the 2002 Plan are determined by our board of directors. These

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

options generally vest over a four-year period. As of September 30, 2015, 872,327 options were outstanding under the 2002 Plan. The 2002 Plan expired in 2012 and we are making no further grants under it.
In October 2012, we adopted the Amber Road, Inc. 2012 Omnibus Incentive Compensation Plan (the 2012 Plan). The 2012 Plan covers the grant of awards to our employees (including officers), non-employee consultants and non-employee directors and those of our affiliates. As of September 30, 2015, we had authorized 5,146,696 shares to be issued under the 2012 Plan. The term, not to exceed ten years, and exercise period of each stock option awarded under the 2012 Plan are determined by our board of directors. These options generally vest over a four-year period. As of September 30, 2015, 3,597,520 options were outstanding under the 2012 Plan.
Stock Options
Under the 2002 Plan and the 2012 Plan, the fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Risk-free interest rate	*	1.90 - 1.99%	1.71 - 1.72%	1.90 - 1.99%
Expected volatility	*	43.29 - 43.59%	37.41 - 39.32%	43.29 - 60.00%
Expected dividend yield	*	—	—	—
Expected life in years	*	6.25	6.25	6.25
Weighted average fair value of options granted	*	$6.01	$3.35	$6.01
* There were no options granted during the three months ended September 30, 2015
The computation of expected volatility for each period is based on historical volatility of comparable public companies. The volatility percentage represents the mean volatility of these companies. The computation of expected life for each period was determined based on the simplified method. The risk-free interest rate is based on U.S. Treasury yields for zero-coupon bonds with a term consistent with the expected life of the options. Information relative to the 2002 Plan and the 2012 Plan is as follows:

			Weighted
			Average
	Options	Exercise Price	Exercise
	Outstanding	Per Share	Price
Balance at December 31, 2014	4,449,973	$0.84 - $15.90	$9.00
Granted	990,850	$8.08 - $9.06	$8.20
Exercised	(462,703)	$0.84 - $6.14	$2.81
Canceled	(484,893)	$2.31 - $13.00	$9.84
Expired	(23,380)	$5.57	$5.57
Balance at September 30, 2015	4,469,847	$1.75 - $15.90	$9.39
The total intrinsic value of options exercised during the nine months ended September 30, 2015 was $2,698,984.
Options outstanding and exercisable under the 2002 Plan and the 2012 Plan at September 30, 2015 is as follows:

			Options Outstanding			Options Exercisable
				Weighted			Weighted
				Average			Average
				Remaining			Remaining
			Options	Contractual	Intrinsic	Options	Contractual	Intrinsic
Exercise Price Per Share			Outstanding	Life	Value	Exercisable	Life	Value
$1.75	-	$ 2.68	863,997	4.1 years	$1,661,898	812,016	3.9 years	$1,581,152
$2.74	-	$ 5.57	309,368	3.4 years	118,653	258,223	2.5 years	118,653
$6.14	-	$12.62	1,096,140	9.1 years	—	110,637	7.8 years	—
$13.00	-	$15.90	2,200,342	8.7 years	—	574,745	8.3 years	—
			4,469,847		$1,780,551	1,755,621		$1,699,805

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The weighted average exercise price and weighted average remaining term of fully vested options as of September 30, 2015 is $6.56 and 5.4 years, respectively.
As of September 30, 2015 and December 31, 2014, options and other equity awards available for future grant under the 2012 Plan were 921,079 and 1,951,959, respectively. As of September 30, 2015 and December 31, 2014, there was $12,255,259 and $14,666,554, respectively, of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.9 years. Common stock issued upon exercise of stock options is reflected as newly issued shares of common stock in the stockholders' equity section of the condensed consolidated balance sheet.
Restricted Stock Units
The following table is a summary of our RSU activity for the nine months ended September 30, 2015:

	Number	Weighted Average
	of RSUs	Grant Date
	Outstanding	Fair Value
Balance at December 31, 2014	109,309	$15.27
Granted	454,852	8.21
Vested	(121,975)	14.12
Canceled	(40,001)	8.08
Balance at September 30, 2015	402,185	8.35
In April 2015, we granted 31,329 restricted stock units to former EasyCargo option holders under the 2012 Plan. The restricted stock units will be fully vested in December 2015. We recognized $11,480 and $209,725 of stock-based compensation expense related to these restricted stock units during the three and nine months ended September 30, 2015.
During the three months ended March 31, 2015, we awarded 341,546 performance-based restricted stock units which entitle recipients to shares of our common stock if certain revenue metrics are met in a future period. The performance-based restricted stock units entitle the recipients to shares of common stock equal to 0% up to 120% of the number of units granted at the date of vest depending on the level of achievement of the specified conditions.
Unvested RSUs at September 30, 2015 have a weighted-average grant date fair value of $8.35 per share. Unrecognized stock-based compensation with respect to non-vested RSUs was $2,333,633 as of September 30, 2015 and was expected to be recognized over a weighted-average period of 2.1 years.

(9)	Income Taxes
Our income tax provision for the three and nine months ended September 30, 2015 and 2014 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three and nine months ended September 30, 2015 is exclusively related to foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at September 30, 2015 and December 31, 2014.
We have a federal net operating loss (NOL) carryforward of approximately $76,500,000 and $64,600,000 as of September 30, 2015 and December 31, 2014, respectively. The federal NOL carryforward will begin to expire in 2019. For state income tax purposes, we have net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates from 2015 through 2035.
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

(10)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stockholders	$(6,262,993)	$(2,238,346)	$(21,431,619)	$(28,779,766)
Denominator:
Weighted average shares used in computing net loss attributable to common stockholders	26,204,955	25,299,109	26,082,227	18,962,601

Basic and diluted net loss per share	$(0.24)	$(0.09)	$(0.82)	$(1.52)
Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options outstanding	4,469,847	4,925,118	4,469,847	4,925,118
Restricted stock units	402,185	107,528	402,185	107,528
	4,872,032	5,032,646	4,872,032	5,032,646

(11)	Commitments and Contingencies
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
(12) Subsequent Events
On November 5, 2015, we entered into Amendment No. 1 (“Amendment”) to the March 4, 2015 Credit Agreement (see Note 6). The Amendment revised language in the Credit Agreement regarding change of control, adjusted certain key ratios and definitions, increased available borrowing under the Revolving Facility by $5,000,000 million and provided for a $5,000,000 million prepayment under the Term Loan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 13, 2015. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and in Item 1A in our Annual Report on Form 10-K.
Overview
As a leading provider of cloud based global trade management (GTM) solutions, our mission is to improve the way companies manage their international supply chains and conduct global trade. Our solution automates the global supply chain across sourcing, logistics, cross-border trade, and regulatory compliance activities to dramatically improve operating efficiencies and financial performance. This includes collaborating with suppliers on development, sourcing and quality assurance; executing import and export compliance checks and generating international shipping documentation; booking international carriers and tracking goods as they move around the world; and minimizing the associated duties through preferential trade agreements and foreign trade zones.
Our GTM solution combines enterprise-class software, trade content sourced from government agencies and transportation providers in 145 countries, and a global supply chain network connecting our customers with their trading partners, including suppliers, freight forwarders, customs brokers and transportation carriers. By automating more GTM processes, we enable our customers to enjoy significantly lower supply chain costs compared to legacy systems. We deliver our GTM solution using a Software-as-a-Service (SaaS) model and leverage a highly flexible technology framework to quickly and efficiently meet our customers’ unique requirements around the world.
Our GTM solution can be delivered in individual modules or as a suite, depending on our customers’ needs, utilizing a highly flexible technology framework. This cloud-based suite addresses the growing complexity of the global trade landscape by automating GTM functions to minimize import and export costs, optimize transportation, track shipments within a supply chain, and automate compliance with regulations and free trade agreements. Without this delivery in the cloud, it would be difficult to effectively enable collaboration among the large number of trading partners involved in a global supply chain.
Our GTM solution integrates Global Knowledge, a vast library of regulations and other content that we transform into a proprietary knowledgebase that enables our customers to automate GTM functions. Global Knowledge includes import and export regulations, shipping documents, preferential duties and taxes, specifications for free trade agreements, transportation rates, sailing schedules, embargoed country and restricted party lists, and harmonized tariff codes that identify goods based on standardized classifications, all sourced directly from government agencies and transportation carriers.
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

ecVision Acquisition
On March 2, 2015, we entered into and completed the acquisition of ecVision (International) Inc. (ecVision), a Cayman Islands company with U.S., Hong Kong and China subsidiaries pursuant to a merger transaction whereby ecVision became our wholly-owned subsidiary. ecVision is a cloud-based provider of global sourcing and collaborative supply chain solutions for brand-focused companies. We paid a purchase price of $26.4 million before giving effect to certain expenses and adjustments that resulted in an upfront cost to us of approximately $27.3 million. We acquired ecVision for a net cash amount of approximately $24.4 million, before giving effect to these expenses and adjustments, and net of ecVision’s $2.0 million of target working capital. We will also make an earnout payment of up to $5.2 million on June 1, 2016 as follows: (i) $3.5 million if ecVision’s products and services revenues under U.S. Generally Accepted Accounting Principles (GAAP) from April 1, 2015 through March 31, 2016 (the New Year Period) grow at an annual rate of 18% compared to the period from April 1, 2014 through March 31, 2015 (the Prior Year Period); (ii) the full $5.2 million if ecVision’s products and services revenues under GAAP grow in the New Year Period at 20% or more compared to the Prior Year Period; or (iii) a proportional payment between $3.5 million and $5.2 million if ecVision’s products and services revenues under GAAP grow in the New Year Period at more than 18% but less than 20% compared to the Prior Year Period. In addition, on June 1, 2017, we will pay to ecVision’s former equity-holders $3.7 million based upon the employment retention of ecVision's founder.
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
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the quarters ended September 30, 2015 and 2014 was 98% and 102%, respectively.
Adjusted EBITDA. EBITDA consists of net income (loss) plus depreciation and amortization, interest expense (income) and income tax expense (benefit). Adjusted EBITDA consists of EBITDA plus our non-cash stock-based compensation expense, the change in fair value of our warrant liability and contingent consideration liability, puttable stock compensation, compensation expense related to loan forgiveness for certain executives, severance costs, acquisition compensation costs, purchase accounting adjustment to deferred revenue and acquisition related costs. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.
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
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(6,262,993)	$(2,238,346)	$(21,431,619)	$(26,363,261)
Depreciation and amortization	1,818,477	1,271,360	5,077,246	3,616,780
Interest expense	263,133	48,546	654,760	217,440
Interest income	(20,814)	(1,615)	(49,160)	(1,919)
Income tax expense (benefit)	(10,722)	150,901	217,469	400,450
EBITDA	(4,212,919)	(769,154)	(15,531,304)	(22,130,510)
Stock-based compensation	2,088,332	989,338	5,654,053	1,328,662
Restricted stock expense	—	—	—	18,683,277
Compensation expense related to loan forgiveness	—	—	—	927,093
Puttable stock compensation	13,691	13,691	41,073	41,073
Change in fair value of contingent consideration liability	(772,000)	25,403	(1,059,441)	122,826
Warrant expense	—	—	—	1,244,635
Severance costs	—	1,121,285	—	1,121,285
Purchase accounting deferred revenue adjustment	447,531	—	1,220,624	—
Acquisition compensation costs	118,169	—	662,613	—
Acquisition related costs	97,500	—	1,245,721	—
Adjusted EBITDA	$(2,219,696)	$1,380,563	$(7,766,661)	$1,338,341
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
Sales and Marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes, stock-based compensation. It also includes the costs of promotional events, corporate communications, online marketing, solution marketing and other brand-building activities, in addition to depreciation, amortization and other allocated costs. When the initial customer contract is signed and upon any renewal, we capitalize and amortize commission costs as an expense ratably over the term of the related customer contract in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, we recognize the unamortized portion of any deferred commission cost as an expense immediately upon such termination. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our business.
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
Income Tax Expense (Benefit)
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the three and nine months ended September 30, 2015 is exclusively related to actual foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, primarily in India and the United Kingdom, and a tax benefit for the decrease of the deferred tax liability in Hong Kong due to the reversal of the intangibles amortization and an increase in the net operating loss. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We have not yet made a determination regarding the potential impact of these limitations. Moreover, in the event we have future changes in ownership, the availability of net operating losses could be further limited.

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
During the nine months ended September 30, 2015, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K that we filed with the SEC on March 13, 2015.
Recent Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 2, "Summary of Significant Accounting Policies" in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Subscription	$12,126,795	$11,441,819	$34,172,867	$32,582,297
Professional services	5,209,392	4,981,001	15,734,841	14,638,476
Total revenue	17,336,187	16,422,820	49,907,708	47,220,773

Cost of revenue:
Cost of subscription revenue	5,129,733	3,778,873	14,438,918	10,775,454
Cost of professional services revenue	4,410,948	3,224,945	12,974,332	9,467,835
Total cost of revenue	9,540,681	7,003,818	27,413,250	20,243,289
Gross profit	7,795,506	9,419,002	22,494,458	26,977,484

Operating expenses:
Sales and marketing	5,994,557	4,717,795	18,196,448	14,680,287
Research and development	4,288,389	2,492,531	11,900,747	7,060,149
General and administrative	3,543,956	4,249,190	13,005,813	12,301,061
Restricted stock expense	—	—	—	18,683,277
Total operating expenses	13,826,902	11,459,516	43,103,008	52,724,774
Loss from operations	(6,031,396)	(2,040,514)	(20,608,550)	(25,747,290)
Interest income	20,814	1,615	49,160	1,919
Interest expense	(263,133)	(48,546)	(654,760)	(217,440)
Loss before income taxes	(6,273,715)	(2,087,445)	(21,214,150)	(25,962,811)
Income tax expense (benefit)	(10,722)	150,901	217,469	400,450
Net loss	$(6,262,993)	$(2,238,346)	$(21,431,619)	$(26,363,261)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Subscription	70%	70%	68%	69%
Professional services	30	30	32	31
Total revenue	100	100	100	100

Cost of revenue:
Cost of subscription revenue (1)	42	33	42	33
Cost of professional services revenue (1)	85	65	82	65
Total cost of revenue	55	43	55	43
Gross profit	45	57	45	57

Operating expenses:
Sales and marketing	35	29	36	31
Research and development	25	15	24	15
General and administrative	20	26	26	26
Restricted stock expense	—	—	—	40
Total operating expenses	80	70	86	112
Loss from operations	(35)	(13)	(41)	(55)
Interest income	0	0	0	0
Interest expense	(2)	(0)	(1)	(0)
Loss before income taxes	(37)	(13)	(42)	(55)
Income tax expense (benefit)	(0)	1	0	1
Net loss	(37)%	(14)%	(42)%	(56)%
(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenue:
	Three Months Ended September 30,		Change
	2015	2014	$	%
Subscription	$12,126,795	$11,441,819	$684,976	6.0%
Professional services	5,209,392	4,981,001	228,391	4.6%
Total revenue	$17,336,187	$16,422,820	$913,367	5.6%
Subscription Revenue. The increase was primarily related to an increase in both enterprise and mid-market customers for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and the acquisition of ecVision in March 2015. We have increased our customer count through our increased sales and marketing efforts. The increase was offset by the non-renewal of a large customer at December 31, 2014, which had a negative effect on our subscription revenue for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014.
Professional Services Revenue. The increase is primarily attributable to our acquisition of ecVision in March 2015, which accounted for a $1.7 million increase in professional services revenue. This was offset by a $1.5 million decrease in professional services revenue when compared to the three months ended September 30, 2014 due to less demand for our professional services from existing customers.
Total Revenue. Revenue from international customers accounted for 29% and 15% of total revenue for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, no customer accounted for more than 10% of total revenue whereas one customer accounted for 10% of total revenue during the three months ended September 30, 2014.

Cost of Revenue:
	Three Months Ended September 30,		Change
	2015	2014	$	%
Cost of subscription revenue	$5,129,733	$3,778,873	$1,350,860	35.7%
Cost of professional services revenue	4,410,948	3,224,945	1,186,003	36.8%
Total cost of revenue	$9,540,681	$7,003,818	$2,536,863	36.2%
Cost of Subscription Revenue. The increase in dollar amount was primarily the result of higher employee costs of $0.7 million that included the cost for new employees hired and for stock-based compensation. Also, there was a $0.4 million increase in depreciation, amortization and other allocated costs and an increase of $0.2 million for software maintenance costs.
Cost of Professional Services Revenue. The increase in dollar amount was primarily for higher employee costs of $1.1 million for the cost of new employees hired and for stock-based compensation, which was offset by a $0.2 million decrease for employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team. Also, there was an increase of $0.3 million for other costs in the period.

Operating Expenses:
	Three Months Ended September 30,		Change
	2015	2014	$	%
Sales and marketing	$5,994,557	$4,717,795	$1,276,762	27.1%
Research and development	4,288,389	2,492,531	1,795,858	72.0%
General and administrative	3,543,956	4,249,190	(705,234)	(16.6)%
Total operating expenses	$13,826,902	$11,459,516	$2,367,386	20.7%
Sales and Marketing Expenses. The increase in dollar amount was primarily the result of higher employee costs of $0.8 million for new employees hired and for stock-based compensation costs. Also, there was an increase of $0.3 million primarily for North American marketing events.
Research and Development Expenses. The increase in dollar amount was the result of $1.4 million for higher employee costs that included a $1.2 million increase primarily for new employees hired and stock-based compensation, an increase of $0.1 million for acquisition-related compensation costs and $0.2 million of employee-related costs transferred from our professional services organization as they temporarily assisted our engineering team was offset by a $0.1 million decrease for higher employee costs capitalized in the three months ended September 30, 2015 compared to 2014. Also, there was an increase of $0.3 million in depreciation, amortization and other allocated costs.
General and Administrative Expenses. The decrease in dollar amount was primarily for a decrease in severance costs of $1.1 million and a $0.7 million decrease related to fair value mark-to-market treatment for contingent consideration related to the ecVision acquisition in March 2015. Also, there was a decrease of $0.4 million in depreciation, amortization and other allocated costs. This was offset by a $1.0 million increase for higher employee costs primarily for new hires and stock-based compensation costs, and a $0.7 million increase in professional fees, rent and other miscellaneous costs.

Income Tax Expense (Benefit):
	Three Months Ended September 30,		Change
	2015	2014	$	%
Income tax expense (benefit)	$(10,722)	$150,901	(161,623)	(107.1)%
Income Tax Expense (Benefit). Income tax expense (benefit) is primarily related to our foreign operations. The decrease in the period was primarily due to a decrease in the deferred tax liability in our Hong Kong location for the reversal of intangibles amortization.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenue:
	Nine Months Ended September 30,		Change
	2015	2014	$	%
Subscription	$34,172,867	$32,582,297	$1,590,570	4.9%
Professional services	15,734,841	14,638,476	1,096,365	7.5%
Total revenue	$49,907,708	$47,220,773	$2,686,935	5.7%
Subscription Revenue. The increase was primarily related to increases in both enterprise and mid-market customers for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 and the acquisition of ecVision in March 2015. We have increased our customer count through our increased sales and marketing efforts. The increase was offset by the non-renewal of a large customer at December 31, 2014, which had a negative effect on our subscription revenue for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014.
Professional Services Revenue. The increase is primarily attributable to our acquisition of ecVision in March 2015, which accounted for a $3.6 million increase in professional services revenue. This was offset by a $2.5 million decrease in professional services revenue when compared to 2014 due to less demand for our professional services from existing customers.
Total Revenue. Revenue from international customers accounted for 23% and 14% of total revenue for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, no customer accounted for more than 10% of total revenue whereas one customer accounted for 10% of total revenue during the nine months ended September 30, 2014.

Cost of Revenue:
	Nine Months Ended September 30,		Change
	2015	2014	$	%
Cost of subscription revenue	$14,438,918	$10,775,454	$3,663,464	34.0%
Cost of professional services revenue	12,974,332	9,467,835	3,506,497	37.0%
Total cost of revenue	$27,413,250	$20,243,289	$7,169,961	35.4%
Cost of Subscription Revenue. The increase in dollar amount was primarily for higher employee costs of $2.1 million primarily for new employee's hired and stock-based compensation. Also, there was a $1.1 million increase in depreciation, amortization and other allocated costs and an increase of $0.5 million for software maintenance costs.
Cost of Professional Services Revenue. The increase in dollar amount was primarily for higher employee costs of $2.9 million for the cost of new employees hired and for stock-based compensation, which was offset by a $0.2 million decrease for employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team. Also, there was an increase of $0.4 million in depreciation, amortization and other allocated costs and a $0.4 million increase for other miscellaneous costs in the period.

Operating Expenses:
	Nine Months Ended September 30,		Change
	2015	2014	$	%
Sales and marketing	$18,196,448	$14,680,287	$3,516,161	24.0%
Research and development	11,900,747	7,060,149	4,840,598	68.6%
General and administrative	13,005,813	12,301,061	704,752	5.7%
Total operating expenses	$43,103,008	$34,041,497	$9,061,511	26.6%
Sales and Marketing Expenses. The increase in dollar amount was the result of higher employee costs of $1.9 million primarily for new employees hired and for stock-based compensation costs. Also, there was an increase of $1.1 million primarily for North American and European marketing events, and an increase of $0.6 million in depreciation, amortization and other allocated costs, travel and other miscellaneous costs.
Research and Development Expenses. The increase in dollar amount was the result of $4.0 million for higher employee costs that included a $3.2 million increase primarily for new employees hired and stock-based compensation, an increase of $0.7 million for acquisition-related compensation costs and $0.2 million of employee-related costs transferred from our professional services organization as they temporarily assisted our engineering team. Also, there was an increase of $0.6 million in depreciation, amortization and other allocated costs and $0.2 million in travel costs.
General and Administrative Expenses. The increase in dollar amount was for higher employee costs including $0.6 million primarily for new hires and $2.3 million for stock-based compensation, which was offset by a decrease of $1.1 million for severance costs and $0.9 million decrease for loan forgiveness costs. We also had increases of $1.2 million in professional fees, $0.6 million in taxes, $0.7 million in rent and $0.6 million in other miscellaneous costs. This was offset by a decrease of $1.2 million for mark-to-market treatment for contingent consideration related to the ecVision and EasyCargo acquisitions, a $1.2 million decrease related to mark-to-market treatment for warrants that were converted in 2014, and a $1.0 million decrease in depreciation, amortization and other allocated costs.

Income Tax Expense (Benefit):
	Nine Months Ended September 30,		Change
	2015	2014	$	%
Income tax expense (benefit)	$217,469	$400,450	(182,981)	(45.7)%
Income Tax Expense (Benefit). Income tax expense (benefit) is primarily related to our foreign operations. The decrease in the period was primarily due to a decrease in the deferred tax liability in our Hong Kong location for the reversal of intangibles amortization.
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$(10,753,193)	$(9,101,807)
Investing activities	(28,373,793)	(1,997,419)
Financing activities	19,744,444	46,582,872

	September 30,	December 31,
	2015	2014
Cash and cash equivalents	$21,617,934	$41,242,200
On March 26, 2014, we closed our IPO and received proceeds of $57.8 million, net of underwriting discounts and commissions, but before offering expenses of $4.7 million.
At September 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $21.6 million, accounts receivable, net of allowance for doubtful accounts of $13.7 million and our term loan, net of discount of $19.7 million, compared to cash and cash equivalents of $41.2 million and accounts receivable, net of allowance for doubtful accounts of $15.6 million at December 31, 2014. We bill our customers in advance for annual subscriptions, while professional services are typically billed on a monthly basis as services are performed. As a result, the amount of our accounts receivable at the end of a period is driven significantly by our annual subscription and professional services billings for the last month of the period, and our cash flows from operations are affected by our collection of amounts due from customers for subscription and professional services billings that resulted in the recognition of revenue in a prior period.
Net Cash Flows from Operating Activities
For the nine months ended September 30, 2015, net cash used in operating activities was $10.8 million, which reflects our net loss of $21.4 million, adjusted for non-cash charges of $10.5 million consisting primarily of $5.7 million for stock-based compensation and $5.1 million for depreciation and amortization. Additionally, we had a $0.2 million increase in our working capital accounts consisting primarily of a decrease of $3.7 million in accounts receivable offset by a decrease of $2.5 million in accrued expenses.
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
Our deferred revenue was $29.1 million at September 30, 2015 and $27.9 million at December 31, 2014. The increase in deferred revenue reflects the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue, which are then recognized ratably over the remaining term of the subscription agreement.
Net Cash Flows from Investing Activities
For the nine months ended September 30, 2015, net cash used in investing activities was $28.4 million, of which $25.7 million is related to the acquisition of ecVision. Investing activities also consist of various capital expenditures of $0.9 million and capitalization of $1.5 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.
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
Net Cash Flows from Financing Activities
For the nine months ended September 30, 2015, net cash provided by financing activities was $19.7 million and consists of proceeds from our term loan of $20.0 million and $1.3 million in proceeds from the exercise of stock options. This was offset for capital lease repayments of $1.1 million.
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
The interest rate on the outstanding balance from time to time of the Senior Facilities is based upon, at our option, either (i) the “LIBOR” rate plus 3.5% or (ii) the “Base Rate” plus 1.5%, as such terms are defined in the Credit Agreement. For the period ended September 30, 2015, the LIBOR interest rate used was 3.79%. The Term Loan will amortize in quarterly installments as follows: (i) 2.5% in the first year; (ii) 2.5% in the second year; and (iii) 5% in the third year, with the balance payable on the Maturity Date.
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
The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. At September 30, 2015, we were noncompliant with the leverage ratio. On November 5, 2015, we entered into Amendment No.1 to the Credit Agreement with the financial institution whereby the required leverage ratio was retroactively modified as of September 30, 2015 and prospectively to address the noncompliance. We did not incur any penalties as a result of the noncompliance. Also, other provisions under the Credit Agreement were amended including increased available borrowings under the Revolving Facility, and provided for a $5,000,000 prepayment under the Term Loan. All other provisions of the Credit Agreement remain intact.
On March 4, 2015, in connection with the ecVision acquisition and the entry into the Credit Agreement, we terminated our previously existing revolving credit facility. No amounts were outstanding under such agreement immediately prior to its termination.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of September 30, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2015, were effective for the purposes stated above.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2015, we issued 6,506 shares of common stock in partial satisfaction of provisions of the EasyCargo purchase agreement. The issuance of such shares of common stock was exempt from the registration requirement of the Securities Act pursuant to Section 4(a)(2) thereof.
Use of Proceeds
As of September 30, 2015, we have used a portion of the proceeds from our IPO in 2014 for the repayment of debt and general corporate purposes including the purchase price for the acquisition of ecVision. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to rule 424(b) under the Securities Act on March 24, 2014.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On November 5, 2015, we entered into Amendment No. 1 (“Amendment”) to the March 4, 2015 Credit Agreement (see Note 6). The Amendment revised language in the Credit Agreement regarding change of control, adjusted certain key ratios and definitions, increased available borrowing under the Revolving Facility by $5,000,000 million and provided for a $5,000,000 million prepayment under the Term Loan. The a copy of the Amendment is filed hereto as Exhibit 10.1.
Item 6.    Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBER ROAD, INC.

Date: November 9, 2015	By:	/s/ THOMAS E. CONWAY
Thomas E. Conway
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment No.1 to Credit Agreement, dated as of March 4, 2015, between the Registrant and KeyBank National Association.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

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