Form 10-K
period 2015-12-31
Amber Road, Inc.
filed 2016-03-16
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015.
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to             .
Commission file number 001-36360

AMBER ROAD, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2590301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Meadowlands Plaza, East Rutherford, New Jersey	07073
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (201) 935-8588

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:
Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015 based upon the closing sales price for the registrant’s common stock as reported on the New York Stock Exchange on that date, was approximately $64,472,887. Shares of common stock held by each executive officer, director and large shareholder have been excluded, as such persons may be deemed affiliates.
As of February 29, 2016, there were 26,326,947 shares of the registrant’s common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMBER ROAD, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2015

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

PART I
Item I.    Business
Company Overview
As a leading provider of cloud-based global trade management (GTM) solutions, our mission is to improve the way companies manage their international supply chains and conduct global trade. We deliver our GTM solution using a Software-as-a-Service (SaaS) model and leverage a highly flexible technology framework to quickly and efficiently meet our customers’ unique requirements around the world. Our solution automates the global supply chain across sourcing, logistics, cross-border trade, and regulatory compliance activities to dramatically improve operating efficiencies and financial performance. This includes:

•	collaborating with suppliers on development, sourcing and quality assurance;

•	executing import and export compliance checks and generating international shipping documentation;

•	booking international carriers and tracking goods as they move around the world; and

•	minimizing the associated duties through preferential trade agreements and foreign trade zones.
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
We address the growing complexity of the global trade landscape by automating GTM functions to minimize import and export costs, optimize transportation, track shipments within a supply chain, and automate compliance with regulations and free trade agreements. Without this delivery in the cloud, it would be difficult to effectively enable collaboration among the large number of trading partners involved in a global supply chain.
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
Customers pay us subscription fees and implementation service fees for the use of our solutions under agreements that typically have an initial term of three to five years, with an average initial term of approximately 3.9 years for enterprise customers and 3.5 years for mid-market customers. Our revenue for the years ended December 31, 2015, 2014, and 2013 was $67.1 million, $64.8 million and $52.5 million, respectively. We also had net losses of $28.1 million, $27.7 million, and $14.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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

•
Proliferating Free Trade Agreements—Governments are entering into multilateral free trade agreements to promote trade. For example, under the North American Free Trade Agreement (NAFTA) among the United States, Mexico and Canada, companies are able to import goods from partner countries with dramatically lower import duties. Additionally, the recently signed Trans-Pacific Partnership (TPP), a trade agreement between twelve Pacific Rim countries, is poised to facilitate trade and reduce tariffs between partner countries.

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

The SaaS Approach to GTM
Capturing the full value of information and attaining the network effects possible in our global economy requires modern software that can exchange information with varied systems in a flexible manner while presenting timely and actionable information to end users. A SaaS model allows organizations to replace patchworks of legacy products and/or manual processes with a comprehensive solution suite that automates trade from the time a purchase order is placed with an overseas supplier to the time a shipment is delivered. The SaaS alternative permits customers to outsource their GTM automation needs.
Our Growth Strategy
We intend to capitalize on investments made to expand our role as a provider of a market-leading GTM solution by bringing our existing solution to new customers and new markets, and by expanding our solution to offer the most comprehensive and innovative features in the GTM marketplace. Key elements of our growth strategy include our plans to:
Invest in Sales. We have invested significantly in sales by hiring new sales directors and supporting personnel in select markets, particularly for territories outside of the United States. We will focus our expanded sales efforts on acquiring new customers and, to a lesser extent, selling more modules to our existing customers.
Invest in Marketing. We plan to maintain our marketing focus on lead generation, in particular using focused marketing programs to jump-start new territories. We also expect to devote additional resources in future years to solidify our brand as a leading GTM solution provider.
International Expansion. Currently, we sell our solution predominantly in the United States, regions of Europe and China, where we target our marketing efforts and maintain dedicated inside and outside sales persons. Because our solution has a global appeal, we believe that there are significant opportunities in the rest of the world. Although our customers are headquartered primarily in the United States and Europe, we have deployed our solution to their users in more than 80 countries, giving us a foothold in many countries where we currently have no sales offices. We intend to invest in new sales and support offices in these regions, which will build on our pre-existing user base.
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
Import Management. Our import management module assists customers with landed cost calculations to determine the lowest-cost country from which to source goods, and streamlines legal compliance, reporting of product classifications, admissibility review, customs entry management and security filings. Key import management capabilities are:

•	Global master record modeling;

•	Country sourcing;

•	Restricted party screening;

•	Cost calculation;

•	Document management; and

•	Reporting
Some benefits related to import management include reduced brokerage fees, reduced import delays, improved import cycle times, improved classification efficiency, reduced or eliminated post entry reviews and improved import audit.

Export Management. Our export management module allows exporters to adopt best practices on a global level, gain a centralized view of export compliance and automate key export processes. Key import management capabilities are:

•	Partner and product modeling;

•	Product classification;

•	Restricted party screening;

•	Export compliance;

•	License tracking;

•	Document management; and

•	Reporting
Some benefits related to export management include reduced freight forwarder fees, improved classification efficiency, improved restricted party screening efficiency, improved licensing efficiency, improved shipment processing, improved export audit processes and avoidance of fines and penalties, including loss of export privileges.
China Trade Management. Our China Trade Management (CTM) module automates the Processing Trade regime in China, whereby companies import components and materials into China for manufacturing and then export finished goods, without paying import duties and value-added taxes. Key CTM capabilities are:

•	Processing trade;

•	General trade; and

•	Free trade zone;
Some benefits related to CTM management include eliminating the manual effort to manage China workbooks and customs reporting, eliminating payment of import duties and value-added taxes under Processing Trade regime, implementing better reporting with Chinese customs authorities, and responding quickly to Chinese regulatory changes.
Global Logistics Management. Our global logistics management module enhances both global trade management and supply chain visibility. Global trade management solutions optimize the movement of goods by helping to manage transportation contracts, evaluate alternative routes, select carriers and oversee logistics operations. Supply chain visibility solutions connect importers and exporters with their overseas suppliers, logistics providers, brokers and carriers to enable them to track and monitor goods in near real time as they move through the global supply chain. Key global logistics management capabilities are:

•	Contract and rate management;

•	Carrier selection and booking;

•	Freight audit;

•	Purchase order management;

•	Alerts and notifications;

•	Trading partner network;

•	Data quality management; and

•	Reporting
Some benefits related to global logistics management include improved transportation procurement, improved carrier selection, improved booking efficiency, reduced transportation costs, reduced in-transit and on-hand inventory, reduced order cycle times, and improved customer service.
Trade Agreement Management. Our trade agreement management module automates free trade agreement administration. Key trade agreement management capabilities are:

•	Rules of origin management;

•	Trade agreement content packs;

•	Bills of material modeling;

•	Bills of material qualification;

•	Certificate management;

•	Certificate requests; and

•	Reporting
Some benefits related to trade agreement management include improved supplier solicitation efficiency, improved qualification and processing efficiency, improved customer service and price management for exports and reduced customs duties.
Supply Chain Collaboration. In March 2015, we acquired ecVision (International) Inc. (ecVision), a cloud-based provider of global sourcing and collaborative supply chain solutions for brand-focused companies. ecVision offers a cloud-based supply chain collaboration (SCC) platform that optimizes product lifecycle and supply chain processes. ecVision's products help their customers effectively manage their relationships with product suppliers, raw material vendors, product testing and social compliance audit firms, and global logistics companies. ecVision's solution currently focuses on the following four primary business areas:

•	Vendor and Production Management - allows global brands to efficiently on-board new suppliers, monitor capacity, manage purchase orders and raw material orders, as well as monitor production status.

•
Material and Product Management - helps brands, their suppliers and tier-two material suppliers to collaborate and deliver more innovative products, by efficiently managing the sampling and testing processes, planning, forecasting and reserving raw materials and sourcing finished good production.

•
Risk and Quality Management - helps to ensure that what is produced meets international regulatory testing requirements, brand specifications and social compliance standards with comprehensive functionality to manage component and product testing, auditing and finished goods quality inspections.

•
Shipment and Logistics Management - provides a platform to document, manage and monitor all logistics activities from in-factory carton label creation, advanced shipping notice generation, carrier booking and tracking, and invoicing through receipt into the warehouse.

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

•
Maintenance and Support—We provide production support 24 hours per day, 365 days per year for any critical issues, and regular solution upgrades. We provide our professional services pursuant to a professional service agreement and a related statement of work. In most cases, we bill professional services on a time and expense basis. The length of time and cost to implement our GTM solution depends on many factors, including the number of modules being implemented, the scope of the deployment, the complexity of our customer’s environment and the availability of customer resources. We can implement entry level configurations for basic GTM modules in several weeks, whereas large scale, enterprise deployments of the GTM suite typically require several months or longer. For the years ended December 31, 2015, 2014, and 2013, revenue from professional services accounted for 30%, 30% and 26%, respectively, of our total revenue, with the remainder representing subscription revenue.

Customers
In 2015, 2014, and 2013, our solution served 673, 552 and 463 customers, respectively. The acquisition of ecVision in March 2015 accounts for a portion of the increase in customers in 2015 compared to 2014. Of our 673 customers in 2015, 239 were multi-national enterprise customers with annual revenues that we believe are greater than $1 billion, and 434 were mid-market customers, with annual revenues that we believe are less than $1 billion. The average term of our current customers’ initial agreement with us is approximately 3.9 and 3.5 years for our enterprise and mid-market customers, respectively. In 2015, our average revenue from enterprise customers was approximately $241,205 and our average revenue from mid-market customers was approximately $26,278. Our customers are headquartered primarily in the United States, Europe and China.
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
For each of our fiscal years ended December 31, 2015, 2014, and 2013, our annualized recurring revenue retention was 98%, 100% and 102%, respectively, with 2015's result being impacted by the loss of a large customer in 2014. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. For the years ended December 31, 2015, 2014, and 2013, revenue from international customers accounted for 17%, 14%, and 11% of total revenue, respectively.
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
Sales and Marketing
Our sales and marketing team consisted of 92 professionals as of December 31, 2015. The team primarily focuses on lead generation for our sales force, and also dedicates an increasing amount of time to fostering recognition of the Amber Road GTM brand. Our marketing activities consist of email campaigns, search engine optimization and marketing, webinars, seminars and sponsored campaigns with trade journals. We focus heavily on marketing analytics enabled by automated tools that allow us to track prospects and funnel them from initial contact to qualified lead and finally to our sales force.
We sell our solution through a direct sales force. We have outside sales teams comprised of sales directors and technical specialists who sell to enterprise customers. We also employ inside sales persons and technical specialists who target mid-market companies.
Research and Development
Our success to date, and our growth strategy for the future, rely on advancing the state of the art of GTM automation. As of December 31, 2015, our research and development team consisted of 270 employees dedicated to the development of our GTM solution. The majority of our engineers reside in Bangalore, India and many of them have domain expertise in the GTM field. Accordingly, we will continue to devote resources to help us to remain a leader in global trade management. In the years ended December 31, 2015, 2014, and 2013, our total expenses in research and development were $16.4 million, $9.7 million and $7.9 million, respectively. The 2015 amount is inclusive of our ecVision acquisition completed in March 2015.

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
Data Center Operations
We host our GTM, SCC and CTM solutions for our cloud delivery model customers in appropriately located and highly secure co-location facilities. These facilities are protected by state-of-the art physical security features, heating and cooling systems, redundant, uninterruptible power systems and backup generators. Each is staffed and designed to be operational 24 hours per day, 365 days per year. Our equipment is located in a portion of the data center that is dedicated to our use and securely separated from other tenants of the data center.
We own or lease all of the equipment that provides our solution, and our employees manage all of the hardware, software, databases, data backup, security and local network hardware necessary to provide our solution. Our network infrastructure features redundant load balanced Internet connections provided by diverse internet service providers. We perform data backups in accordance with industry custom, including real time database backups. We maintain backup co-location facilities to provide continuity of services in case of a catastrophe affecting our primary co-location facility. We conduct disaster recovery tests annually and are capable of bringing our solution online following catastrophe scenarios.
Multiple layers of security protect our solution from malicious external activity (cyber-attacks). We monitor the integrity and availability of our solution in real time and hire third party consultants to audit the security of our information technology systems quarterly, and conduct application and network vulnerability testing annually. We utilize licensed and certified third parties to review our operating controls and information systems. We maintain certifications through independent audit reviews for SSAE 16, SOC 1 Type II, and SOC 2 for the “Security”, “Confidentiality”, “Data Privacy”, “Processing Integrity” and “Availability” principles and receive attestations of compliance with these standards.
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

Employees
As of December 31, 2015, we had 749 employees. None of our employees are represented by a labor union with respect to their employment with us, we have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Expanding our GTM software solution internationally is important to our growth and profitability. In the fiscal year ended December 31, 2015, 17% of our revenue was attributable to sales in international markets. We intend to further expand our sales efforts internationally to other countries, which will require financial resources and management attention and may subject us to new or increased levels of risk. We cannot be assured that we will be successful in creating new international demand for our solution and services.
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
We have incurred significant losses since our formation, including net losses of $14.4 million in 2013, $27.7 million in 2014, and $28.1 million in 2015. As of December 31, 2015, we had an accumulated deficit of $136.2 million. As part of our strategy to develop and expand our business, we have increased sales and marketing expenses to attract additional customers, as well as research and development expenses to further develop our solution and services. These efforts may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue or generate revenue from developing new modules and expanding our services could prevent us from attaining or increasing profitability. In addition, as a public company, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. Furthermore, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in continuing or greater losses in future periods. You should not consider our historical revenue growth rates to be indicative of our future performance. We cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.
Uncertainty in global economic conditions may adversely affect our business, operating results or financial condition.
Our operations and performance depend on global economic conditions. Challenging or uncertain economic conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and may cause our customers and potential customers to slow, reduce or fail to commence spending on our solution. Furthermore, during challenging or uncertain economic times, our customers may face difficulties gaining timely access to sufficient credit and experience decreasing cash flow, which could affect their willingness to make purchases and their ability to make timely payments to us. Global economic conditions have in the past, and could continue to have, an adverse effect on demand for our solution, on our ability to predict future operating results and on our financial condition and operating results. If global economic conditions remain uncertain or deteriorate, it may materially affect our business, operating results and financial condition.
Declines in new subscriptions or in the rate of renewal of our subscriptions may not be fully reflected in our current period operating results and could lead to future revenue shortfalls that could affect our results of operations.
In 2015, we derived 70% of our total revenue from subscription agreements. We recognize revenue from these subscriptions over the term of the agreement, and accordingly downturns or upturns in new or renewal subscriptions may not be fully reflected in our current period operating results. If our new and renewal subscriptions in any period decline or fail to grow at a rate consistent with our historical trends, our revenue in future periods could fall short of analysts’ expectations which, in turn, could adversely affect the price of our common stock.
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
We have invested extensively in our direct sales force. We believe that our future growth will depend on the continued development of this sales force and their ability to obtain new customers, particularly enterprise customers, and to manage our existing customer base. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New sales personnel require significant training and may, in some cases, take more than a year before becoming productive, if at all. If we are unable to hire and develop sufficient numbers of productive direct sales personnel, sales of our GTM solution and related services will suffer and our growth will be impeded.
We are exposed to exchange rate risks on foreign currencies that may adversely affect our business and results of operations.
Because most of our international sales are denominated in the currency of the country where the purchaser is located, as we continue to expand our direct sales presence in international regions, the portion of our accounts receivable and payment obligations denominated in foreign currencies continues to increase. In addition, we incur significant costs related to our operations in India in Rupees, and we also incur costs related to our operations in China in RMD and in Hong Kong in HKD, which will continue to increase. As a result, increases or decreases in the value of the U.S. dollar relative to foreign currencies may affect our financial position, results of operations and cash flow. Our largest exposures to foreign exchange rates exist with respect to the Euro, the Rupee and Renminbi, which together represented approximately 17% of revenue and approximately 12% of our cost of revenue in 2015. We do not currently hedge our exposure to fluctuations in foreign exchange rates. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative effect on our operating results.
Interruptions or delays in the delivery of our GTM solution could impair the availability or use of our solution, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.
We host our GTM, SCC and CTM solutions for our cloud delivery model customers in appropriately located and highly secure co-location facilities. Design or mechanical errors, power losses, spikes in usage volume, hardware failures, systems failures, communications failures, failure to follow system protocols and procedures, intentional bad acts, natural disasters, war, terrorist attacks or security breaches, including cyber attacks, could cause our systems to fail, resulting in interruptions in our service.
Other interruptions or delays in delivering our GTM, SCC and CTM solutions can result from changes to or termination of our arrangements with the owners of the facilities. The owners of our facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to one or more new data center facilities, and we may incur significant costs and possible service interruption in doing so.
In addition, our Jacksonville, Florida data center’s location may make it relatively susceptible to tropical storms and hurricanes, which, depending on severity, could also cause interruptions or delays in the delivery of our solution. All of our GTM solutions are hosted primarily from our Jacksonville facility, and our Carlstadt, New Jersey facility acts as a disaster recovery site that can host our solution following a catastrophic event at our Jacksonville co-location facility. For customers who do not have real time replication of their data to our Carlstadt facility, it can take us a substantial amount of time to migrate them to Carlstadt and restore functionality for them.
Many of our customers may consider our GTM solution to be “mission critical,” and any delay in restoring our solution may be unacceptable to customers. Although we conduct disaster recovery tests annually and are capable of bringing our solution online following catastrophe scenarios, any equipment failures and delays in restoring our solution could enable or otherwise cause our customers to terminate or not renew their subscriptions. In addition, they may damage our reputation with both existing and new customers and result in lost customers and decreased revenue, which could materially and adversely affect our business, revenue and results of operations.
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

We conduct our business in China through several Chinese subsidiaries. The results of operations and future prospects of our Chinese subsidiaries are subject to evolving economic, political and social developments in China. In particular, these results may be adversely affected by changes in China’s political, economic and social conditions, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, and changes in the rates or methods of taxation. Also, Chinese commercial laws, regulations and interpretations applicable to non-Chinese owned market participants such as us are continually changing. These laws, regulations and interpretations could impose restrictions on our ownership or operations of our interests in China and could have a material adverse effect on our business.
Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiaries.
Our Chinese subsidiaries are subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. As a result of the forgoing, it may be difficult for us to obtain swift or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations.
We may need additional funding and we may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our solution development programs.
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
Changes in tax laws or tax rulings could materially affect our effective tax rate. There are several proposals to reform United States tax rules being considered by law makers, including proposals that may reduce or eliminate the deferral of United States income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the U.S. federal income tax rate, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the United States. At December 31, 2015, we had net operating loss carryforwards for federal income tax purposes of approximately $73.5 million. Our future reported financial results may be adversely affected by tax rule changes which restrict or eliminate our ability to utilize net operating loss carry-forwards, claim foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.

Our ability to use our net operating loss carryforwards may be subject to limitation.
Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. Our prior business acquisitions, and our 2014 initial public offering (IPO), alone or together with transactions that may occur in the future, could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of our prior business acquisitions, the IPO, sales of common stock by our existing stockholders or additional sales of common stock by us could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change occurred as a result of the IPO, or whether there have been one or more ownership changes since our inception, due to the costs and complexities associated with such study. Accordingly, our ability to use our net operating loss carryforwards to reduce future tax payments may be currently limited or may be limited as a result of the IPO or any future issuance of shares of our stock.
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
As of December 31, 2015, our executive officers, directors, current 5% or greater (affiliate or non-affiliate) stockholders, and their respective affiliates together beneficially own or control, in aggregate, approximately 63% of the shares of our common stock outstanding. As a result, these executive officers, directors and principal stockholders, were they to act together, would be able to significantly influence most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. Those stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could have a material adverse effect on the market price of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. As of February 29, 2016, we had 26,326,947 shares of common stock outstanding. All shares of our common stock sold in the IPO are freely transferable without restriction or additional registration under the Securities Act of 1933. The remaining shares outstanding became available for sale upon the expiration of the 180-day lock-up period on September 16, 2014, if applicable, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act of 1933. To the extent these shares are sold into the market, the market price of our common stock could decline.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters are located in East Rutherford, New Jersey and consists of approximately 11,000 square feet of office space under a lease that expires in January 2017. Our headquarters accommodates our principal administrative activities.

We also lease office space in the following locations:

Office Location	Approximate Square Footage	Lease Expiration
McLean, Virginia	26,000	August 2022
Raleigh, North Carolina	22,000	June 2021
Munich, Germany	1,200	October 2017
Bangalore, India	30,000	December 2019
Shanghai, China	6,400	December 2016
Hong Kong	15,000	September 2017
Shenzhen, China	6,400	February 2018
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

	High	Low
Year Ended December 31, 2015:
First quarter	$10.70	$7.50
Second quarter	9.69	6.75
Third quarter	7.39	4.04
Fourth quarter	5.68	3.42

Year Ended December 31, 2014:
First quarter (from March 21, 2014)	$17.90	$14.67
Second quarter	17.70	11.90
Third quarter	18.09	12.01
Fourth quarter	17.24	8.09
Holders of Record
As of February 29, 2016, there were approximately 28 holders of record of our common stock (not including an indeterminate number of beneficial holders of stock held in street name).
Dividend Policy
We have never paid or declared any cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Covenants in our term loan and revolving line of credit agreements also prevent us from paying cash dividends. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference from information contained under the section "Securities Authorized for Issuance under Equity Compensation Plans" in our Proxy Statement for the Annual Meeting of Stockholders.
Use of Proceeds
As of December 31, 2015, we have used a portion of the proceeds from our IPO in 2014 for the repayment of debt and general corporate purposes including the purchase price for the acquisition of ecVision. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to rule 424(b) under the Securities Act on March 24, 2014.

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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the Standard & Poor's Software Services Select Industry Index for the period beginning on March 21, 2014 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2015, assuming an initial investment of $100. Data for the NYSE Composite Index and the Standard & Poor's Software Services Select Industry Index assume reinvestment of dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	Mar 21, 2014	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
Amber Road, Inc.	$100.00	$118.46	$124.08	$133.38	$78.62	$71.15	$54.00	$32.46	$39.15
S&P Software Services Index	$100.00	$96.71	$97.31	$94.48	$103.51	$109.09	$112.59	$103.28	$110.87
NYSE Composite Index	$100.00	$101.30	$105.65	$102.99	$104.30	$104.88	$103.97	$94.30	$97.61

Item 6.    Selected Financial Data
The following selected consolidated financial data should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results. The selected consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. We derived the consolidated statements of operations data for the years ended December 31, 2012, and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012, and 2011 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenue:
Subscription	$47,067,117	$45,142,117	$38,866,989	$32,399,577	$28,825,453
Professional services	20,042,803	19,691,349	13,660,000	10,968,131	8,746,844
Total revenue	67,109,920	64,833,466	52,526,989	43,367,708	37,572,297
Cost of revenue (1):
Cost of subscription revenue	20,041,196	14,586,245	12,747,971	10,731,302	10,145,217
Cost of professional services revenue	16,852,844	12,901,935	9,498,225	8,680,446	6,968,645
Total cost of revenue	36,894,040	27,488,180	22,246,196	19,411,748	17,113,862
Gross profit	30,215,880	37,345,286	30,280,793	23,955,960	20,458,435
Operating expenses (1):
Sales and marketing	24,200,504	20,033,251	16,246,583	12,807,458	11,277,135
Research and development	16,448,625	9,745,137	7,935,614	5,774,695	5,946,184
General and administrative	16,528,568	15,761,895	10,468,776	6,275,160	6,476,899
Restricted stock expense	—	18,683,277	9,327,594	877,892	683,325
Total operating expenses	57,177,697	64,223,560	43,978,567	25,735,205	24,383,543
Loss from operations	(26,961,817)	(26,878,274)	(13,697,774)	(1,779,245)	(3,925,108)
Interest income	61,414	2,009	18,432	30,629	28,952
Interest expense	(910,046)	(275,074)	(168,810)	(37,041)	(159,470)
Loss before income taxes	(27,810,449)	(27,151,339)	(13,848,152)	(1,785,657)	(4,055,626)
Income tax expense	268,225	552,619	549,718	310,900	591,654
Net loss	(28,078,674)	(27,703,958)	(14,397,870)	(2,096,557)	(4,647,280)
Accretion of redeemable convertible preferred stock and puttable common stock	—	(2,416,505)	(4,849,607)	(4,035,920)	(3,358,691)
Preferred stock deemed dividend	—	—	—	(536,107)	(674,820)
Net loss attributable to common stockholders	$(28,078,674)	$(30,120,463)	$(19,247,477)	$(6,668,584)	$(8,680,791)
Net loss per common share:
Basic and diluted	$(1.07)	$(1.46)	$(5.11)	$(1.82)	$(2.41)
Weighted-average common shares outstanding:
Basic and diluted	26,152,301	20,623,760	3,763,562	3,673,181	3,596,911

(1) Includes stock-based compensation as follows:
	Year Ended December 31,
	2015	2014	2013	2012	2011
Cost of subscription revenue	$766,498	$289,611	$80,204	$42,624	$21,486
Cost of professional services revenue	515,354	189,598	40,037	1,110	341
Sales and marketing	821,177	346,545	76,912	46,512	51,849
Research and development	1,077,638	486,031	62,387	28,668	25,058
General and administrative	3,279,635	1,434,988	262,044	100,505	71,540
	$6,460,302	$2,746,773	$521,584	$219,419	$170,274

	Year Ended December 31,
	2015	2014	2013	2012	2011
Key Metrics (unaudited):
Recurring revenue retention (2)	98%	100%	102%	102%	102%
Adjusted EBITDA (3)	$(10,484,749)	$2,752,411	$1,668,052	$1,917,463	$(1,230,729)
(2) We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year.
(3) Adjusted EBITDA. EBITDA consists of net income (loss) plus depreciation and amortization, interest expense (income) and income tax expense. Adjusted EBITDA consists of EBITDA plus our non-cash, stock-based compensation expense, restricted stock expense, compensation expense related to loan forgiveness for certain executives, puttable stock compensation, changes in fair value of our warrant liability and contingent consideration liability, severance costs, purchase accounting deferred revenue adjustment, acquisition compensation costs and acquisition related costs. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.
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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Net loss	$(28,078,674)	$(27,703,958)	$(14,397,870)
Depreciation and amortization expense	7,575,783	4,896,713	3,791,973
Interest expense	910,046	275,074	168,810
Interest income	(61,414)	(2,009)	(18,432)
Income tax expense	268,225	552,619	549,718
EBITDA	(19,386,034)	(21,981,561)	(9,905,801)
Stock-based compensation	6,460,302	2,746,773	521,584
Restricted stock expense	—	18,683,277	9,327,594
Compensation expense related to loan forgiveness	—	927,093	—
Puttable stock compensation	54,764	54,764	18,255
Change in fair value of contingent consideration liability	(1,350,441)	(43,855)	106,244
Warrant expense	—	1,244,635	1,600,176
Severance costs	—	1,121,285	—
Purchase accounting deferred revenue adjustment	1,530,719	—	—
Acquisition compensation costs	946,590	—	—
Acquisition related costs	1,259,351	—	—
Adjusted EBITDA	$(10,484,749)	$2,752,411	$1,668,052

The following table sets forth our consolidated balance sheet data as of the dates presented:

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,854,523	$41,242,200	$5,147,735	$4,279,821	$5,290,349
Working capital, excluding current deferred revenue	30,792,054	50,811,768	10,276,466	11,658,134	15,457,642
Total assets	114,742,002	108,230,657	70,097,121	54,756,369	54,086,363
Total deferred revenue	32,925,749	27,922,244	30,756,632	30,251,448	30,190,967
Term loan, net of discount	14,638,194	—	—	—	—
Revolving credit facility	5,000,000	—	6,978,525	—	—
Convertible preferred stock and puttable common stock	—	—	76,921,359	69,923,745	65,351,718
Total stockholders' equity (deficit)	44,496,315	64,958,707	(63,281,483)	(53,572,150)	(47,747,164)

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
Overview
As a leading provider of cloud based global trade management (GTM) solutions, our mission is to improve the way companies manage their international supply chains and conduct global trade. Our GTM solution automates the global supply chain across sourcing, logistics, cross-border trade, and regulatory compliance activities to dramatically improve operating efficiencies and financial performance. It combines enterprise-class software, trade content sourced from government agencies and transportation providers in 145 countries, and a global supply chain network connecting our customers with their trading partners, including suppliers, freight forwarders, customs brokers and transportation carriers. By automating more GTM processes, we enable our customers to enjoy significantly lower supply chain costs compared to legacy systems through faster and more predictable delivery times, less labor, reduced in-transit inventories, and reduced international trading costs such as brokerage fees, logistics fees, transportation costs and customs duties.
We deliver our GTM solution using a Software-as-a-Service (SaaS) model and leverage a highly flexible technology framework to quickly and efficiently meet our customers’ unique requirements around the world. It can be delivered in individual modules or as a suite, depending on our customers’ needs, utilizing a highly flexible technology framework.
We sell our GTM solution to many of the largest enterprises in the world, representing diversified industry verticals including Chemical/Pharmaceutical, High Technology/Electronics, Industrial/Manufacturing, Logistics, Oil & Gas, and Retail/Apparel. Our customers pay us subscription fees and implementation service fees for the use of our solutions under agreements that typically have an initial term of three to five years.
We believe that the growth of our business and our future success are dependent upon many factors, including our ability to innovate in the face of a rapidly changing technology landscape, manage our future growth effectively and in a cost effective manner, grow our customer base, expand deployment of our solution within existing customers and focus on customer satisfaction. Our management team continuously focuses on these and other challenges. However, we cannot assure you that we will be successful in addressing and managing these and the many challenges and risks that we face.
Key Metrics
We regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the years ended December 31, 2015, 2014, and 2013 was 98%, 100%, and 102%, respectively, with 2015's result being impacted by the loss of a large customer in 2014.
Adjusted EBITDA. EBITDA consists of net income (loss) plus depreciation and amortization, interest expense (income) and income tax expense. Adjusted EBITDA consists of EBITDA plus our non-cash, stock-based compensation expense, restricted stock expense, compensation expense related to loan forgiveness for certain executives, puttable stock compensation, changes in fair value of our warrant liability and contingent consideration liability, severance costs, purchase accounting deferred revenue adjustment, acquisition compensation costs and acquisition related costs. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.

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
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013
Net loss	$(28,078,674)	$(27,703,958)	$(14,397,870)
Depreciation and amortization expense	7,575,783	4,896,713	3,791,973
Interest expense	910,046	275,074	168,810
Interest income	(61,414)	(2,009)	(18,432)
Income tax expense	268,225	552,619	549,718
EBITDA	(19,386,034)	(21,981,561)	(9,905,801)
Stock-based compensation	6,460,302	2,746,773	521,584
Restricted stock expense	—	18,683,277	9,327,594
Compensation expense related to loan forgiveness	—	927,093	—
Puttable stock compensation	54,764	54,764	18,255
Change in fair value of contingent consideration liability	(1,350,441)	(43,855)	106,244
Warrant expense	—	1,244,635	1,600,176
Severance costs	—	1,121,285	—
Purchase accounting deferred revenue adjustment	1,530,719	—	—
Acquisition compensation costs	946,590	—	—
Acquisition related costs	1,259,351	—	—
Adjusted EBITDA	$(10,484,749)	$2,752,411	$1,668,052
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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel and related costs of our hosting, support, and content teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, software license fees, hosting costs, Internet connectivity, depreciation expenses directly related to delivering our solution, as well as amortization of capitalized software development costs. We generally expense our cost of subscription revenue as we incur the costs. We believe that cost of subscription revenue for 2016 will be consistent or higher than 2015 as we continue to scale the business.
Cost of Professional Services Revenue. Cost of professional services revenue consists primarily of personnel and related costs of our professional services team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, the costs of contracted third-party vendors, reimbursable expenses and depreciation, amortization and other allocated costs. As our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expense our cost of professional services revenue as we incur the costs. We believe that cost of professional services revenue for 2016 will decrease compared to 2015 due to changes in our services capacity.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes and stock-based compensation. It also includes the costs of promotional events, corporate communications, online marketing, solution marketing and other brand-building activities, in addition to depreciation, amortization and other allocated costs. When the initial customer contract is signed and upon any renewal, we capitalize and amortize commission costs as an expense ratably over the term of the related customer contract in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, we recognize the unamortized portion of any deferred commission cost as an expense immediately upon such termination. We believe that sales and marketing expenses for 2016 as a percentage of revenue will be consistent with 2015 expenses.
Research and Development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and costs of certain third-party contractors, as well as depreciation, amortization and other allocated costs. We capitalize research and development costs related to the development of our solution modules and amortize them over their useful life. We have devoted our solution modules development efforts primarily to enhancing the functionality and expanding the capabilities of our solution. We believe that our research and development expenses for 2016 as a percentage of revenue will be consistent with 2015 expenses.
General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and depreciation, amortization and other allocated costs. We believe that general and administrative expenses for 2016 will be consistent or higher than 2015 expenses as we grow our operations and operate as a public company.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest income on our cash balances, and interest expense on outstanding debt and capital lease obligations.
Income Tax Expense
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the year ended December 31, 2015 is exclusively related to actual foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, primarily in India and the United Kingdom, and a tax benefit for the decrease of the deferred tax liability in Hong Kong due to the reversal of the intangibles amortization and an increase in the net operating loss. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We have not yet made a determination regarding the potential impact of these limitations. Moreover, in the event we have future changes in ownership, the availability of net operating losses could be further limited.
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
We account for sales tax collected from customers and remitted to governmental authorities on a net basis and, therefore, we do not include them in revenue and cost of revenue in our consolidated statement of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included in professional services revenue and cost of professional services revenue for the years ended December 31, 2015, 2014, and 2013 were $499,553, $579,955 and $496,474, respectively.
Deferred Revenue
Deferred revenue represents amounts collected from (or invoiced to) customers in advance of revenue earned. Deferred revenue to be recognized in the succeeding 12 month period is included in current deferred revenue with the remaining amounts included in noncurrent deferred revenue. Deferred revenue at December 31, 2015 and 2014 included approximately $0.3 million and $4.0 million, respectively, related to an arrangement with one customer in which we were recognizing revenue equal only to the extent of costs incurred. We started to recognize this deferred revenue ratably beginning in May 2012 and the arrangement will end in January 2016.
Stock-Based Compensation
We recognize stock-based compensation as an expense in the consolidated financial statements and measure that cost based on the estimated fair value of the award. For stock options granted after January 1, 2006, we recognized compensation expense based on the estimated grant date fair value using the Black Scholes option pricing model. Determining the fair value of stock-based awards at the grant date requires judgment. The determination of the grant date fair value of options using an option-pricing model is affected by our common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, the expected term of the options, our expected stock price volatility, risk-free interest rates, and expected dividends, which are estimated as follows:

•	Fair value of our common stock. The fair value of our common stock based on the closing price as reported on the New York Stock Exchange on the day of grant.

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
For restricted stock units granted, we determined the fair value based on the closing price of our common stock as reported on The New York Stock Exchange on the date of grant.
Goodwill
Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2015, we had $43.9 million of goodwill recorded on our consolidated balance sheet. For the purposes of impairment testing, we have determined that we have one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference. The identification and measurement of goodwill impairment involves the estimation of the fair value of the company. The estimate of our fair value, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates.
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
We adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Tax, on February 1, 2009. There was no impact upon adoption of ASC 740-10 as we have not identified any uncertain tax positions. We have adopted the accounting policy that interest and penalties relating to income taxes are classified within income tax expense.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provision amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The adoption of this ASU did not have a significant impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued a clarification that debt issuance costs related to line-of-credit arrangements were not within the scope of the new guidance and therefore should continue to be accounted for as deferred assets in the balance sheet, consistent with existing GAAP. The guidance is effective for us beginning in the first quarter of fiscal 2016 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on our consolidated financial statements.
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

	Year Ended December 31,
	2015	2014	2013
Revenue:
Subscription	$47,067,117	$45,142,117	$38,866,989
Professional services	20,042,803	19,691,349	13,660,000
Total revenue	67,109,920	64,833,466	52,526,989
Cost of revenue:
Cost of subscription revenue	20,041,196	14,586,245	12,747,971
Cost of professional services revenue	16,852,844	12,901,935	9,498,225
Total cost of revenue	36,894,040	27,488,180	22,246,196
Gross profit	30,215,880	37,345,286	30,280,793
Operating expenses:
Sales and marketing	24,200,504	20,033,251	16,246,583
Research and development	16,448,625	9,745,137	7,935,614
General and administrative	16,528,568	15,761,895	10,468,776
Restricted stock expense	—	18,683,277	9,327,594
Total operating expenses	57,177,697	64,223,560	43,978,567
Loss from operations	(26,961,817)	(26,878,274)	(13,697,774)
Interest income	61,414	2,009	18,432
Interest expense	(910,046)	(275,074)	(168,810)
Loss before income taxes	(27,810,449)	(27,151,339)	(13,848,152)
Income tax expense	268,225	552,619	549,718
Net loss	$(28,078,674)	$(27,703,958)	$(14,397,870)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Subscription	70%	70%	74%
Professional services	30	30	26
Total revenue	100	100	100
Cost of revenue:
Cost of subscription revenue (1)	43	32	33
Cost of professional services revenue (1)	84	66	70
Total cost of revenue	55	42	42
Gross profit	45	58	58
Operating expenses:
Sales and marketing	36	31	31
Research and development	25	15	15
General and administrative	25	24	20
Restricted stock expense	—	29	18
Total operating expenses	86	99	84
Loss from operations	(41)	(41)	(26)
Interest income	—	—	—
Interest expense	(1)	—	—
Loss before income taxes	(42)	(41)	(26)
Income tax expense	—	1	1
Net loss	(42)%	(42)%	(27)%

(1) The table shows cost of revenue as a percentage of each component of revenue.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue:	Year Ended December 31,		Change
	2015	2014	$	%
Subscription	$47,067,117	$45,142,117	$1,925,000	4.3%
Professional services	20,042,803	19,691,349	351,454	1.8%
Total revenue	$67,109,920	$64,833,466	$2,276,454	3.5%
Subscription Revenue. The increase was primarily related to increases in both enterprise and mid-market customers for 2015 when compared to 2014 and the acquisition of ecVision in March 2015. We have increased our customer count through our increased sales and marketing efforts. The increase was offset by the non-renewal of a large enterprise customer at December 31, 2014, which had a negative effect on our subscription revenue for 2015 when compared to 2014.
Professional Services Revenue. The increase is primarily attributable to our acquisition of ecVision in March 2015, which accounted for a $4.4 million increase in professional services revenue. This was offset by a decrease of approximately $4.0 million when compared to 2014 due to less demand for our professional services from existing customers and the effects of our new quick start program to on-board new customers more rapidly.
Total Revenue. Revenue from international customers accounted for 17% and 14% of total revenue for 2015 and 2014, respectively. The increase was primarily due to the acquisition of ecVision. For 2015, no customer accounted for more than 10% of total revenue whereas two customers each accounted for 10% of total revenue during 2014.

Cost of Revenue:	Year Ended December 31,		Change
	2015	2014	$	%
Cost of subscription revenue	$20,041,196	$14,586,245	$5,454,951	37.4%
Cost of professional services revenue	16,852,844	12,901,935	3,950,909	30.6%
Total cost of revenue	$36,894,040	$27,488,180	$9,405,860	34.2%
Cost of Subscription Revenue. The increase was primarily for higher employee costs of $2.6 million for new employees hired, the cost of employees from the ecVision acquisition, and stock-based compensation as well as a $2.4 million increase in depreciation, amortization and other allocated costs.
Cost of Professional Services Revenue. The increase was primarily for higher employee costs of $3.4 million for the cost of employees from the ecVision acquisition, new employees hired, and stock-based compensation, which was offset by a $0.5 million decrease for employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team. Also, there was an increase of $0.6 million in depreciation, amortization and other allocated costs.

Operating Expenses:	Year Ended December 31,		Change
	2015	2014	$	%
Sales and marketing	$24,200,504	$20,033,251	$4,167,253	20.8%
Research and development	16,448,625	9,745,137	6,703,488	68.8%
General and administrative	16,528,568	15,761,895	766,673	4.9%
Total operating expenses	$57,177,697	$45,540,283	$11,637,414	25.6%
Sales and Marketing Expenses. The increase was primarily the result of higher employee costs of $2.7 million for new employees hired, the cost of employees from the ecVision acquisition, and for stock-based compensation costs. Also, there was an increase of $1.0 million primarily for North American and European marketing events, and an increase of $0.5 million in depreciation, amortization and other allocated costs, travel and other miscellaneous costs.
Research and Development Expenses. The increase was primarily for higher employee costs of $5.5 million for new employees hired, the cost of employees from the ecVision acquisition, stock-based compensation and acquisition-related compensation costs as well as a $0.5 million of employee-related costs transferred from our professional services organization as they temporarily assisted our engineering team. Also, there was an increase of $0.8 million in depreciation, amortization and other allocated costs.
General and Administrative Expenses. The increase was primarily for professional fees of $1.6 million, rent of $1.0 million, employee costs of $0.9 million and taxes of $0.6 million. This was offset by $1.3 million decrease for mark-to-

market treatment of acquisition contingent consideration, a $1.2 million decrease related to mark-to-market treatment for warrants that were converted in 2014 and a decrease of $1.1 million in depreciation, amortization and other allocated costs.

Income Tax Expense:	Year Ended December 31,		Change
	2015	2014	$	%
Income tax expense	$268,225	$552,619	(284,394)	(51.5)%
Income Tax Expense. Income tax expense is primarily related to our foreign operations. The decrease in the period was primarily due to a decrease in the deferred tax liability in our Hong Kong location for the reversal of intangibles amortization.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenue:	Year Ended December 31,		Change
	2014	2013	$	%
Subscription	$45,142,117	$38,866,989	$6,275,128	16.1%
Professional services	19,691,349	13,660,000	6,031,349	44.2%
Total revenue	$64,833,466	$52,526,989	$12,306,477	23.4%
Subscription Revenue. The increase in subscription revenue resulted from an increase in the number of large subscriptions from customers, as well as recognition of revenue for a full year for the new customers added in 2013. We have increased our customer count through our sales and marketing efforts and our acquisition of EasyCargo in September 2013.
Professional Services Revenue. The increase is attributable to an increase in demand for professional services from our expanding customer base as well as services provided to our existing customers.

Cost of Revenue:	Year Ended December 31,		Change
	2014	2013	$	%
Cost of subscription revenue	$14,586,245	$12,747,971	$1,838,274	14.4%
Cost of professional services revenue	12,901,935	9,498,225	3,403,710	35.8%
Total cost of revenue	$27,488,180	$22,246,196	$5,241,984	23.6%
Cost of Subscription Revenue. The increase in dollar amount resulted from an increase of $0.8 million for the cost of new employees hired during the period, an increase of $0.2 million for stock-based compensation expense, an increase of $0.2 million for outside services, an increase of $0.1 million in recruiting costs and an increase of $0.7 million in depreciation, amortization and other allocated costs. This was offset by a decrease of $0.1 million in software maintenance costs.
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

Operating Expenses:	Year Ended December 31,		Change
	2014	2013	$	%
Sales and marketing	$20,033,251	$16,246,583	$3,786,668	23.3%
Research and development	9,745,137	7,935,614	1,809,523	22.8%
General and administrative	15,761,895	10,468,776	5,293,119	50.6%
Total operating expenses	$45,540,283	$34,650,973	$10,889,310	31.4%
Sales and Marketing Expenses. The increase in dollar amount is due to an increase of $1.5 million resulting from the cost of new employees hired during the period, an increase of $0.8 million in commission expense, an increase of $0.3 million in stock-based compensation expense and an increase of $0.1 million in depreciation, amortization and other allocated costs. There also was an increase of $0.7 million primarily for international marketing events, an increase of $0.2 million in travel costs, an increase of $0.1 million in recruiting costs and a $0.1 million increase in software development costs.
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

Income Tax Expense:	Year Ended December 31,		Change
	2014	2013	$	%
Income tax expense	$552,619	$549,718	2,901	0.5%
Income Tax Expense. Income tax expense for 2014 was $0.6 million compared to 0.5 million for 2013. Income tax expense is primarily related to foreign operations.
Quarterly Results of Operations
The following table sets forth our unaudited operating results for each of the eight quarters preceding and including the period ended December 31, 2015 and the percentages of revenue for each line item shown. The information is derived from our unaudited financial statements. In the opinion of management, our unaudited financial statements include all adjustments, consisting only of normal recurring items, except as noted in the notes to the financial statements, necessary for a fair statement of interim periods. The financial information presented for the interim periods has been prepared in a manner consistent with our accounting policies described elsewhere and should be read in conjunction therewith. These quarterly results are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended,
	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
Revenue:
Subscription	$10,509,769	$10,630,709	$11,441,819	$12,559,820	$10,341,350	$11,704,722	$12,126,795	$12,894,250
Professional services	4,479,239	5,178,236	4,981,001	5,052,873	4,852,775	5,672,674	5,209,392	4,307,962
Total revenue	14,989,008	15,808,945	16,422,820	17,612,693	15,194,125	17,377,396	17,336,187	17,202,212
Cost of revenue:
Cost of subscription revenue	3,344,728	3,651,853	3,778,873	3,810,791	4,388,240	4,920,945	5,129,733	5,602,278
Cost of professional services revenue	2,900,324	3,342,566	3,224,945	3,434,100	3,816,518	4,746,866	4,410,948	3,878,512
Total cost of revenue	6,245,052	6,994,419	7,003,818	7,244,891	8,204,758	9,667,811	9,540,681	9,480,790
Gross profit	8,743,956	8,814,526	9,419,002	10,367,802	6,989,367	7,709,585	7,795,506	7,721,422
Operating expenses:
Sales and marketing	4,848,024	5,114,468	4,717,795	5,352,964	5,715,141	6,486,750	5,994,557	6,004,056
Research and development	2,188,474	2,379,144	2,492,531	2,684,988	3,625,719	3,986,639	4,288,389	4,547,878
General and administrative	4,752,136	3,299,735	4,249,190	3,460,834	4,383,423	5,078,434	3,543,956	3,522,755
Restricted stock expense	18,683,277	—	—	—	—	—	—	—
Total operating expenses	30,471,911	10,793,347	11,459,516	11,498,786	13,724,283	15,551,823	13,826,902	14,074,689
Loss from operations	(21,727,955)	(1,978,821)	(2,040,514)	(1,130,984)	(6,734,916)	(7,842,238)	(6,031,396)	(6,353,267)
Interest income	213	91	1,615	90	11,948	16,398	20,814	12,254
Interest expense	(112,977)	(55,917)	(48,546)	(57,634)	(124,933)	(266,694)	(263,133)	(255,286)
Loss before income taxes	(21,840,719)	(2,034,647)	(2,087,445)	(1,188,528)	(6,847,901)	(8,092,534)	(6,273,715)	(6,596,299)
Income tax expense	99,012	150,537	150,901	152,169	102,275	125,916	(10,722)	50,756
Net loss	$(21,939,731)	$(2,185,184)	$(2,238,346)	$(1,340,697)	$(6,950,176)	$(8,218,450)	$(6,262,993)	$(6,647,055)

	Three Months Ended,
	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
Revenue:
Subscription	70%	67%	70%	71%	68%	67%	70%	75%
Professional services	30	33	30	29	32	33	30	25
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Cost of subscription revenue (1)	32	34	33	30	42	42	42	43
Cost of professional services revenue (1)	65	65	65	68	79	84	85	90
Total cost of revenue	42	44	43	41	54	56	55	55
Gross profit	58	56	57	59	46	44	45	45
Operating expenses:
Sales and marketing	32	32	29	30	38	37	35	35
Research and development	15	15	15	15	24	23	25	26
General and administrative	32	21	26	20	29	29	20	20
Restricted stock expense	125	—	—	—	—	—	—	—
Total operating expenses	204	68	70	65	91	89	80	81
Loss from operations	(146)	(12)	(13)	(6)	(45)	(45)	(35)	(36)
Interest income	—	—	—	—	—	—	—	—
Interest expense	(1)	—	—	—	(1)	(2)	(2)	(1)
Loss before income taxes	(147)	(12)	(13)	(6)	(46)	(47)	(37)	(37)
Income tax expense	1	1	1	1	1	1	—	—
Net loss	(148)%	(13)%	(14)%	(7)%	(47)%	(48)%	(37)%	(37)%
(1) The table shows cost of revenue as a percentage of each component of revenue.
We have experienced certain quarterly trends in our subscription and professional services revenues. In particular, our subscription revenue in the first quarter of certain years has been lower than the sequential fourth quarter of the prior year due to the transactional volumes associated with retail cycles.
Liquidity and Capital Resources

	Year Ended December 31,
	2015	2014	2013
Cash provided by (used in):
Operating activities	$(13,229,162)	$(8,303,391)	$989,089
Investing activities	(29,212,636)	(2,411,339)	(5,186,036)
Financing activities	19,250,776	46,942,282	5,455,396

		December 31,
		2015	2014
Cash and cash equivalents		$17,854,523	$41,242,200
Historically, we have financed our operations through the sale of preferred stock and borrowing from credit facilities. In March 2014, we closed our IPO and received proceeds of $53.1 million, net of underwriting discounts, commissions and offering expenses. Our principal sources of liquidity are our cash and cash equivalents, our accounts receivable, cash from operations and borrowings from our credit facility. At December 31, 2015, our net accounts receivable was $18.3 million, compared to $15.6 million at December 31, 2014. We bill our customers in advance for annual subscriptions, while professional services are typically billed on a monthly basis as services are performed. As a result, the amount of our accounts receivable at the end of a period is driven significantly by our annual subscription and professional services billings for the last month of the period, and our cash flows from operations are affected by our collection of amounts due from customers for subscription and professional services billings that resulted in the recognition of revenue in a prior period.

Net Cash Flows from Operating Activities
For 2015, net cash used in operating activities was $13.2 million, which reflects our net loss of $28.1 million, adjusted for non-cash charges of $13.8 million consisting primarily of $6.5 million for stock-based compensation and $7.6 million for depreciation and amortization. Additionally, we had a $1.0 million increase in our working capital accounts consisting primarily of an increase of $0.9 million in accounts receivable and a decrease of $4.5 million in deferred revenue.
For 2014, net cash used in operating activities was $8.3 million, which reflects our net loss of $27.7 million, adjusted for non-cash charges of $27.7 million consisting primarily of $18.7 million for restricted stock compensation, $1.2 million for the change in the valuation of warrants, $2.7 million for stock-based compensation and $4.9 million for depreciation and amortization. Additionally, we had an $8.3 million decrease in our working capital accounts consisting primarily of an increase of $4.7 million in accounts receivable and a decrease of $2.8 million in deferred revenue.
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
Our deferred revenue was $32.9 million at December 31, 2015 and $27.9 million at December 31, 2014. The increases and decreases in deferred revenue at the end of each of these periods reflect the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue and then recognized ratably over the remaining term of the subscription agreement.
Net Cash Flows from Investing Activities
For 2015, net cash used in investing activities was $29.2 million, consisting of $25.7 million for the acquisition of ecVision, Inc., net of cash acquired in March 2015. Other investing activities included various capital expenditures of $1.4 million and capitalization of software development costs for $1.9 million. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our increasing employee headcount.
For 2014, net cash used in investing activities was $2.4 million, consisting of various capital expenditures of $0.7 million and capitalization of $2.0 million for software development costs.
For 2013, net cash used in investing activities was $5.2 million, consisting of various capital expenditures of $0.3 million, the capitalization for $2.4 million of software development costs, cash paid for deposits of $0.5 million and $1.9 million for the acquisition of our China subsidiary, EasyCargo, in September 2013.
Net Cash Flows from Financing Activities
For 2015, net cash provided by financing activities was $19.3 million and consists of proceeds from our term loan of $20.0 million, proceeds of $5.0 million from our revolving credit facility and proceeds from the exercise of stock options of $1.3 million. This was offset by term loan repayments of $5.3 million and capital lease repayments of $1.5 million.
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
On November 5, 2015, we entered into Amendment No. 1 (“Amendment”) to the Credit Agreement. The Amendment revised language in the Credit Agreement regarding change of control, adjusted certain key ratios and definitions, increased available borrowing under the Revolving Facility by $5,000,000 million and provided for a $5,000,000 million prepayment under the Term Loan. All other provisions of the Credit Agreement remained intact.
The interest rate on the outstanding balance of the Senior Facilities is based upon, at our option, either (i) the “LIBOR” rate plus 3.5% or (ii) the “Base Rate” plus 1.5%, as such terms are defined in the Credit Agreement. For the period ended December 31, 2015, the LIBOR interest rate used was 3.83%.
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
The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. The Amendment to the Credit Agreement retroactively modified the leverage ratio as of September 30, 2015 and prospectively to address our noncompliance at September 30, 2015. We did not incur any penalties as a result of the noncompliance.
As of December 31, 2015, the outstanding balance of the Term Loan was $14,638,194, net of unaccreted discount of $18,056 and the Revolving Facility had an outstanding balance of $5,000,000.
On March 4, 2015, in connection with the ecVision acquisition and the entry into the Credit Agreement, we terminated our previously existing revolving credit facility. No amounts were outstanding under such agreement immediately prior to its termination.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
We have incurred net losses and negative cash flows from operations in 2015 and 2014 and have an accumulated deficit of $136,203,826 as of December 31, 2015. Our primary sources of liquidity have been proceeds from our IPO, cash and cash equivalents, accounts receivable, cash from operations and borrowings from our credit facility.
Additional financing may be required for us to successfully implement our growth strategy. There can be no assurance that additional financing, if needed, can be obtained on terms acceptable to us. Our ability to maintain successful operations will depend on, among other things, new business, the retention of customers, and the effectiveness of sales and marketing initiatives. If anticipated revenue growth is not achieved, we may be required to curtail spending to reduce cash outflows.
Based upon our existing cash balance, borrowings in 2015, and our projected operating results, management believes that we have adequate resources to satisfy our liquidity requirements through at least the first half of 2017.

Contractual and Commercial Commitment Summary
The following table summarizes our contractual obligations as of December 31, 2015. These contractual obligations require us to make future cash payments.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease commitments	$17,939,266	$4,696,545	$6,578,000	$4,596,663	$2,068,058
Capital lease commitments	3,825,808	1,766,376	1,681,618	377,814	—
Term Loan	14,656,250	375,000	14,281,250	—	—
Revolving Facility	5,000,000	—	5,000,000	—	—
Other*	8,851,000	5,176,000	3,675,000	—	—
Total	$50,272,324	$12,013,921	$31,215,868	$4,974,477	$2,068,058

*
Represents the maximum earnout and retention payments related to our ecVision acquisition. The contingent earnout of $5,176,000 is being marked-to-market each quarter through March 31, 2016. At December 31, 2015, the fair value of the earnout was $29,000. (See Note 3, "Acquisitions", in the accompanying Notes to the Consolidated Financial Statements).

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. We bill our customers predominately in U.S. dollars and receive payment predominately in U.S. dollars. However, because most of our international sales are denominated in the currency of the country where the purchaser is located, as we continue to expand our direct sales presence in international regions, the portion of our accounts receivable denominated in foreign currencies may continue to increase. Historically, our greatest accounts receivable foreign currency exposure has been related to revenue denominated in Euros. In addition, we incur significant costs related to our operations in India in Rupees and since our acquisition of EasyCargo in 2013 and ecVision in 2015, we also have foreign currency risk related to our operations in China in Renminbi and in Hong Kong dollars. As a result of these factors, our results of operations and cash flows are and will increasingly be subject to fluctuations due to changes in foreign currency exchange rates.
Interest Rate Sensitivity. Interest income is sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our investments, which are primarily cash and cash equivalents, we believe there is no material risk of exposure. Although interest expense related to our Senior Facilities is sensitive to changes in the Prime rate and the LIBOR rate, we believe that we have no material risk of exposure.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of December 31, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15

(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective for the purposes stated above.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. This annual report did not include an attestation report of our registered public accounting firm due to the exemption provided by the rules of the Securities and Exchange Commission for emerging growth companies.
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

AMBER ROAD, INC.

Date: March 16, 2016	By:	/s/ JAMES W. PREUNINGER
James W. Preuninger
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES W. PREUNINGER	Chief Executive Officer and Director	March 16, 2016
James W. Preuninger	(Principal Executive Officer)
/s/ THOMAS E. CONWAY	Chief Financial Officer	March 16, 2016
Thomas E. Conway	(Principal Financial and Accounting Officer)
/s/ DONALD R. CALDWELL	Director	March 16, 2016
Donald R. Caldwell
/s/ PAMELA F. CRAVEN	Director	March 16, 2016
Pamela F. Craven
/s/ KENNETH M. HARVEY	Director	March 16, 2016
Kenneth M. Harvey
/s/ CHO YING DAVY HO	Director	March 16, 2016
Cho Ying Davy Ho
/s/ RUDY C. HOWARD	Director	March 16, 2016
Rudy C. Howard
/s/ JOHN MALONE	Director	March 16, 2016
John Malone
/s/ BARRY M. V. WILLIAMS	Director	March 16, 2016
Barry M. V. Williams

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Merger Agreement, dated as of March 2, 2015, among ecVision (International) Inc., Project 20/20 Acquisition Corp., the Registrant and Fortis Advisors LLC.	8-K	2.1	3/6/15
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant effective March 26, 2014.	S-1/A	3.1	3/5/14
3.2	Amended and Restated Bylaws of the Registrant effective March 26, 2014.	S-1/A	3.2	3/5/14
4.1	Specimen Common Stock Certificate of Amber Road, Inc.	S-1/A	4.1	3/5/14
4.2	Warrant to Purchase Common Stock, issued March 27, 2007 to Orix Venture Finance LLC.	S-1/A	4.2	3/5/14
10.1	Data Center and General Services Agreement, dated as of November 1, 2009, between Florida Technology Managed Services, Inc. and the Registrant.	S-1/A	10.1	3/5/14
10.2	Amendment 1 to Data Center and General Services Agreement, dated as of November 1, 2012, between Registrant and Florida Technology Managed Services, Inc.	S-1/A	10.2	3/5/14
10.3	Fourth Amended and Restated Investor Rights Agreement, dated as of July 16, 2010, by and among the Registrant and the investors signatory thereto.	S-1/A	10.3	3/5/14
10.4*	Employment Agreement with James W. Preuninger, dated March 3, 2014.	S-1/A	10.4	3/5/14
10.5*	Employment Agreement with John W. Preuninger, dated March 3, 2014.	S-1/A	10.5	3/5/14
10.6	Form of Change in Control Agreement.	S-1/A	10.6	3/5/14
10.7*	2002 Stock Option Plan, as amended.	S-1/A	10.7	3/5/14
10.8*	Form of Employee Stock Option Agreement under the 2002 Stock Option Plan, as amended.	S-1/A	10.8	3/5/14
10.9*	Form of Director Stock Option Agreement under the 2002 Stock Option Plan, as amended.	S-1/A	10.9	3/5/14
10.10*	2012 Omnibus Incentive Compensation Plan.	S-1/A	10.10	3/5/14
10.11*	Form of Stock Option Agreement for officers and employees under 2012 Omnibus Incentive Compensation Plan.	S-1/A	10.11	3/5/14
10.12*	Form of Stock Option Agreement for directors under 2012 Omnibus Incentive Compensation Plan.	S-1/A	10.12	3/5/14
10.13*	Form of Indemnification Agreement.	S-1/A	10.13	3/5/14
10.15	Office Lease by and between the Metropolitan Life Insurance Company and the Registrant, dated as of October 5, 1998, as amended.	S-1/A	10.15	3/5/14
10.16	Deed of Lease by and between MEPT 1660 International Drive LLC and the Registrant, dated as of June 14, 2011.	S-1/A	10.16	3/5/14
10.17	Lease Agreement by and between PFRS Crossroads Corp. and the Registrant, dated as of April 30, 2010.	S-1/A	10.17	3/5/14
10.18	Loan and Security Agreement, dated as of April 10, 2013, between Silicon Valley Bank and the Registrant.	S-1/A	10.18	3/5/14
10.19	Waiver and First Amendment to Loan and Security Agreement, dated as of December 30, 2013, between Silicon Valley Bank and the Registrant.	S-1/A	10.19	3/5/14
10.20	Share Purchase Agreement dated as of September 3, 2013 among Sunrise International Ltd., the Shareholder Representative Committee, the shareholders of Sunrise International Ltd., the Registrant and Amber Road Holdings, Inc.	S-1/A	10.20	3/5/14
10.21	Lease Deed, dated November 8, 2013, between M/s. Paliwal Overseas Private Limited and M/s. Amber Road Software Private Limited.	S-1/A	10.21	3/5/14
10.22*	Form of Management Severance Policy.	S-1/A	10.22	3/5/14
10.23*	Employment agreement with Kae-por Chang.	S-1/A	10.23	3/5/14
10.24‡	Amendment 2 to Data Center and General Services Agreement, dated as of November 1, 2014, between the Registrant and Florida Technology Managed Services, Inc.	10-Q	10.24	11/7/14
10.25	Credit Agreement, dated as of March 4, 2015, between the Registrant and KeyBank National Association.	8-K	10.1	3/6/15
10.26	Form of the 2015 Stock Option Award Certificate	8-K	10.1	2/25/15
10.27	Form of the 2015 Performance Share Award Certificate	8-K	10.2	2/25/15
10.28	Form of Non-Employee Director Restricted Stock Units Award Agreement.	10-K	10.28	3/13/15
10.29*	Separation Agreement and General Release dated July 16, 2014, between the Registrant and John W. Preuninger.	8-K	10.1	7/17/14
10.30	Amendment No.1 to Credit Agreement, dated as of March 4, 2015, between the Registrant and KeyBank National Association.	10-Q	10.1	11/9/15
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of KPMG LLP, independent registered public accounting firm.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL†	XBRL Taxonomy Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Label Linkbase Document.
101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

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
We have audited the accompanying consolidated balance sheets of Amber Road, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amber Road, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2016

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$17,854,523	$41,242,200
Accounts receivable, net	18,308,547	15,645,386
Unbilled receivables	1,024,861	254,243
Deferred commissions	3,767,432	3,322,553
Prepaid expenses and other current assets	2,058,430	1,445,964
Total current assets	43,013,793	61,910,346
Property and equipment, net	12,180,109	12,918,540
Goodwill	43,913,185	24,476,157
Other intangibles, net	7,673,661	1,011,526
Deferred commissions	7,007,518	6,906,165
Deposits and other assets	953,736	1,007,923
Total assets	$114,742,002	$108,230,657
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,451,463	1,733,209
Accrued expenses	8,805,159	8,043,759
Current portion of capital lease obligations	1,598,450	1,321,610
Deferred revenue	30,532,404	26,168,358
Current portion of term loan, net of discount	366,667	—
Total current liabilities	42,754,143	37,266,936
Capital lease obligations, less current portion	1,916,944	2,141,584
Deferred revenue, less current portion	2,393,345	1,753,886
Term loan, net of discount, less current portion	14,271,527	—
Revolving credit facility	5,000,000	—
Other noncurrent liabilities	3,909,728	2,109,544
Total liabilities	70,245,687	43,271,950
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 26,260,459 and 25,765,792 shares at December 31, 2015 and 2014, respectively	26,261	25,766
Additional paid-in capital	181,457,089	173,665,585
Accumulated other comprehensive loss	(783,209)	(607,492)
Accumulated deficit	(136,203,826)	(108,125,152)
Total stockholders’ equity	44,496,315	64,958,707
Total liabilities and stockholders’ equity	$114,742,002	$108,230,657

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013
Revenue:
Subscription	$47,067,117	$45,142,117	$38,866,989
Professional services	20,042,803	19,691,349	13,660,000
Total revenue	67,109,920	64,833,466	52,526,989
Cost of revenue (1):
Cost of subscription revenue	20,041,196	14,586,245	12,747,971
Cost of professional services revenue	16,852,844	12,901,935	9,498,225
Total cost of revenue	36,894,040	27,488,180	22,246,196
Gross profit	30,215,880	37,345,286	30,280,793
Operating expenses (1):
Sales and marketing	24,200,504	20,033,251	16,246,583
Research and development	16,448,625	9,745,137	7,935,614
General and administrative	16,528,568	15,761,895	10,468,776
Restricted stock expense	—	18,683,277	9,327,594
Total operating expenses	57,177,697	64,223,560	43,978,567
Loss from operations	(26,961,817)	(26,878,274)	(13,697,774)
Interest income	61,414	2,009	18,432
Interest expense	(910,046)	(275,074)	(168,810)
Loss before income taxes	(27,810,449)	(27,151,339)	(13,848,152)
Income tax expense	268,225	552,619	549,718
Net loss	(28,078,674)	(27,703,958)	(14,397,870)
Accretion of redeemable convertible preferred stock and puttable common stock	—	(2,416,505)	(4,849,607)
Net loss attributable to common stockholders	$(28,078,674)	$(30,120,463)	$(19,247,477)

Net loss per common share (Note 11):
Basic and diluted	$(1.07)	$(1.46)	$(5.11)
Weighted-average common shares outstanding (Note 11):
Basic and diluted	26,152,301	20,623,760	3,763,562

(1) Includes stock-based compensation as follows:
	Year Ended December 31,
	2015	2014	2013
Cost of subscription revenue	$766,498	$289,611	$80,204
Cost of professional services revenue	515,354	189,598	40,037
Sales and marketing	821,177	346,545	76,912
Research and development	1,077,638	486,031	62,387
General and administrative	3,279,635	1,434,988	262,044
	$6,460,302	$2,746,773	$521,584
See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2015	2014	2013
Net loss	$(28,078,674)	$(27,703,958)	$(14,397,870)
Other comprehensive loss:
Foreign currency translation	(175,717)	(121,575)	(305,133)
Total other comprehensive loss	(175,717)	(121,575)	(305,133)
Comprehensive loss	$(28,254,391)	$(27,825,533)	$(14,703,003)

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2012	4,926,419	$5,342,267	$—	$(180,784)	$(58,733,633)	$(53,572,150)
Net loss	—	—	—	—	(14,397,870)	(14,397,870)
Other comprehensive loss	—	—	—	(305,133)	—	(305,133)
Accretion of redeemable convertible preferred stock	—	—	—	—	(4,849,607)	(4,849,607)
Exercise of common stock options	79,492	29,750	—	—	—	29,750
Compensation related to restricted stock	—	9,327,594	—	—	—	9,327,594
Stock-based compensation expense	—	521,584	—	—	—	521,584
Accretion of puttable common stock	—	—	—	—	(35,651)	(35,651)
Balance at December 31, 2013	5,005,911	15,221,195	—	(485,917)	(78,016,761)	(63,281,483)
Net loss	—	—	—	—	(27,703,958)	(27,703,958)
Other comprehensive loss	—	—	—	(121,575)	—	(121,575)
Effect of par value on existing shares	—	(15,216,189)	15,216,189	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	—	(2,380,858)	(2,380,858)
Exercise of common stock options	767,593	768	1,567,369	—	—	1,568,137
Exercise of common stock warrant	196,304	196	3,011,712	—	—	3,011,908
Compensation related to restricted stock	—	—	18,683,277	—	—	18,683,277
Stock-based compensation expense	—	—	2,746,773	—	—	2,746,773
Accretion of puttable common stock	197,914	198	2,183,456	—	(23,575)	2,160,079
Conversion of preferred stock	14,802,188	14,802	77,139,409	—	—	77,154,211
Issuance of common stock for initial public offering	4,782,870	4,783	53,074,721	—	—	53,079,504
Common stock issued for contingent consideration	13,012	13	(13)	—	—	—
Stock compensation for contingent consideration	—	—	42,692	—	—	42,692
Balance at December 31, 2014	25,765,792	25,766	173,665,585	(607,492)	(108,125,152)	64,958,707
Net loss	—	—	—	—	(28,078,674)	(28,078,674)
Other comprehensive loss	—	—	—	(175,717)	—	(175,717)
Exercise of common stock options	462,703	463	1,298,964	—	—	1,299,427
Issuance of common stock for vested RSU's	24,452	24	(24)	—	—	—
Shares related to net share settlement of equity awards	(5,500)	(5)	(22,489)	—	—	(22,494)
Stock-based compensation expense	—	—	6,460,302	—	—	6,460,302
Common stock issued for contingent consideration	13,012	13	(13)	—	—	—
Stock compensation for contingent consideration	—	—	54,764	—	—	54,764
Balance at December 31, 2015	26,260,459	$26,261	$181,457,089	$(783,209)	$(136,203,826)	$44,496,315

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(28,078,674)	$(27,703,958)	$(14,397,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,575,783	4,896,713	3,791,973
Bad debt expense	80,571	47,006	46,500
Stock-based compensation	6,460,302	2,746,773	521,584
Restricted stock non-cash compensation	—	18,683,277	9,327,594
Compensation related to puttable common stock	54,764	54,764	18,255
Acquisition related deferred compensation	946,590	—	—
Changes in fair value of contingent consideration liability	(1,350,441)	(43,855)	106,244
Non-cash interest expense related to debt	—	—	23,227
Change in fair value of warrant liability	—	1,244,635	1,600,176
Amortization of debt financing costs and accretion of debt discount	56,382	43,858	—
Other	—	11,964	30,261
Changes in operating assets and liabilities:
Accounts receivable	(876,273)	(4,684,880)	(1,004,874)
Unbilled receivables	(782,691)	(113,471)	96,170
Prepaid expenses and other assets	(863,713)	(801,221)	(3,274,161)
Accounts payable	(316,655)	(182,112)	431,342
Accrued expenses	(304,962)	432,225	3,232,110
Other liabilities	(281,876)	(102,032)	(64,266)
Deferred revenue	4,451,731	(2,833,077)	504,824
Net cash provided by (used in) operating activities	(13,229,162)	(8,303,391)	989,089
Cash flows from investing activities:
Capital expenditures	(1,385,082)	(723,475)	(327,024)
Addition of capitalized software development costs	(1,926,302)	(1,970,963)	(2,409,325)
Addition of intangible assets	(275,000)	—	—
Acquisition, net of cash acquired of $1,569,867 and $85,310	(25,717,078)	—	(1,914,768)
Cash (paid) received for deposits	(21,989)	226,690	(534,919)
Decrease in restricted cash	112,815	56,409	—
Net cash used in investing activities	(29,212,636)	(2,411,339)	(5,186,036)
Cash flows from financing activities:
Proceeds from revolving line of credit	5,000,000	—	7,478,525
Payments on revolving line of credit	—	(6,978,525)	(500,000)
Proceeds from term loan	20,000,000	—	—
Payments on term loan	(5,343,750)	—	—
Debt discount and financing costs	(188,743)	—	(51,764)
Repayments on capital lease obligations	(1,493,664)	(1,246,226)	(1,022,176)
Proceeds from the exercise of stock options	1,299,427	1,568,137	29,750
Taxes paid related to net share settlement	(22,494)	—	—
Proceeds from the exercise of common stock warrant	—	40,452	—
Payment of offering costs	—	(4,266,455)	(478,939)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	57,824,899	—
Net cash provided by financing activities	19,250,776	46,942,282	5,455,396
Effect of exchange rate on cash and cash equivalents	(196,655)	(133,087)	(390,535)
Net increase (decrease) in cash and cash equivalents	(23,387,677)	36,094,465	867,914
Cash and cash equivalents at beginning of period	41,242,200	5,147,735	4,279,821
Cash and cash equivalents at end of period	$17,854,523	$41,242,200	$5,147,735
Supplemental disclosures of cash flow information:
Accretion of Series E Preferred Stock	$—	$2,289,793	$4,743,956
Accretion of Series A, B, C, D and E issuance costs	—	91,065	105,651
Accretion of puttable common stock	—	35,647	—
Cash paid for interest	858,007	275,074	145,207
Non-cash property and equipment acquired under capital lease	1,545,864	1,618,936	3,532,086
Non-cash property and equipment and intangible asset purchases in accounts payable	368,614	236,398	112,111
Non-cash deferred offering costs in accounts payable and accrued expenses	—	—	2,307,437
Non-cash conversion of Series A, B, C, D and E preferred stock	—	77,139,409	—
Non-cash acquisition contingent consideration	2,322,531	—	—
See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Background and Liquidity
Amber Road, Inc. (we, our or us) is a leading provider of a cloud-based global trade management solution, including modules for logistics contract and rate management, supply chain visibility and event management, international trade compliance, and Global Knowledge trade content database to importers and exporters, nonvessel owning common carriers (resellers), and ocean carriers. Our solution is primarily delivered using an on-demand, cloud based, delivery model. We are incorporated in the state of Delaware and our corporate headquarters are located in East Rutherford, New Jersey. We also have offices in McLean, Virginia, Raleigh, North Carolina, Munich, Germany, Bangalore, India, Hong Kong, Shenzhen and Shanghai, China.
We have incurred net losses and negative cash flows from operations in 2015 and 2014 and have an accumulated deficit of $136,203,826 as of December 31, 2015. Our primary sources of liquidity have been proceeds from our IPO, cash and cash equivalents, accounts receivable, cash from operations and borrowings from our credit facility.
Additional financing may be required for us to successfully implement our growth strategy. There can be no assurance that additional financing, if needed, can be obtained on terms acceptable to us. Our ability to maintain successful operations will depend on, among other things, new business, the retention of customers, and the effectiveness of sales and marketing initiatives. If anticipated revenue growth is not achieved, we may be required to curtail spending to reduce cash outflows.
Based upon our existing cash balance, borrowings in 2015, and our projected operating results, management believes that we have adequate resources to satisfy our liquidity requirements through at least the first half of 2017.

(2)	Summary of Significant Accounting Policies and Practices

(a)	Basis of Presentation and Principles of Consolidation
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include our accounts and those of our wholly owned subsidiaries primarily located in India, China and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of intangibles and goodwill; valuation allowance for receivables and deferred income taxes; revenue; capitalization of software costs; and valuation of share-based payments. Actual results could differ from those estimates.

(c)	Foreign Currency
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

(d)	Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the balance sheet date to be cash equivalents. Cash and cash equivalents at December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
Cash and cash equivalents	$17,741,387	$41,241,784
Money market accounts	113,136	416
	$17,854,523	$41,242,200

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(e)	Fair Value of Financial Instruments and Fair Value Measurements
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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and 2014:

	Fair Value Measurements at Reporting Date Using
December 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market accounts	$113,136	$113,136	$—	$—
Restricted cash - money market accounts	169,235	169,235	—	—
Total assets measured at fair value on a recurring basis	$282,371	$282,371	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,259,531	$—	$—	$1,259,531
Total liabilities measured at fair value on a recurring basis	$1,259,531	$—	$—	$1,259,531

December 31, 2014
Assets:
Cash equivalents - money market accounts	$416	$416	$—	$—
Restricted cash - money market accounts	282,050	282,050	—	—
Total assets measured at fair value on a recurring basis	$282,466	$282,466	$—	$—
Liabilities:
Acquisition contingent consideration liability	$287,441	$—	$—	$287,441
Total liabilities measured at fair value on a recurring basis	$287,441	$—	$—	$287,441
Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. The reconciliation of

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

the acquisition contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Acquisition Contingent Consideration Liability
Balance at December 31, 2013	$331,296
Mark to estimated fair value recorded as general and administrative expense	(43,855)
Balance at December 31, 2014	287,441
Acquisition (Note 3)	2,322,531
Mark to estimated fair value recorded as general and administrative expense	(1,350,441)
Balance at December 31, 2015	$1,259,531

(f)	Accounts Receivable and Allowance for Doubtful Accounts
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

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$138,715	$91,709	$27,384
Provision for doubtful accounts	80,571	47,006	46,500
Acquisition	3,047	—	24,695
Write-offs, net of recoveries	(68,790)	—	(6,870)
Ending balance	$153,543	$138,715	$91,709

(g)	Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We invest our excess cash with a large high-credit-quality financial institution. Our customer base is principally comprised of enterprise and mid-market companies within the global trade industry. We do not require collateral from our customers. As of December 31, 2015, no customer accounted for more than 10% of our accounts receivable while one customer accounted for 10% as of December 31, 2014. For the year ended December 31, 2015, no customer accounted for 10% of our revenue. For the year ended December 31, 2014, there were two customers that each accounted for 10% of our total revenue and for the year ended December 31, 2013, one customer accounted for 12% of our total revenue.

(h)	Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2015 and 2014 primarily consist of annual prepaid license and maintenance fees related to our internal software licenses, and prepaid marketing fees.

(i)	Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment acquired under capital leases is recorded at the present value of the minimum lease payments and subsequently depreciated based on its classification below.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Asset Classification	Estimated Useful Life
Computer and equipment	3 to 5 years
Software	3 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated useful life or the remaining lease term

(j)	Goodwill
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
Management is required to determine the fair value of our reporting unit and compare it to the carrying amount of the reporting unit on the annual impairment testing date. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we would be required to perform the second step of the annual impairment test, as this is an indication that the reporting unit goodwill may be impaired. We performed our annual impairment test as of December 31, 2015, and the second step was not required as the fair value exceeded the carrying value. Accordingly, our reporting unit was not at risk of failing step one of the goodwill impairment testing process.

(k)	Other Intangibles
Other intangibles, net of accumulated amortization, are primarily the result of the allocation of the purchase price related to businesses acquired. Each intangible asset acquired is being amortized on a basis consistent with the utilization of the assets over their estimated useful lives and is reviewed for impairment in accordance with ASC 350.

(l)	Deposits and Other Assets
Deposits and other assets mainly consist of rental security deposits.

(m)	Impairment of Long-Lived Assets
In accordance with ASC 350, Long-Lived Assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2015, 2014, and 2013, management believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

(n)	Income Taxes
Income taxes are accounted for under the provisions of ASC Topic 740, Income Taxes (ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(o)	Revenue
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
We allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE), if available, third party evidence (TPE), if VSOE is not available, or estimated selling prices (ESP), if neither VSOE nor TPE is available. As we have been unable to establish VSOE or TPE for the elements of its arrangements, we establish the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscriptions including various add-on modules if and when sold together without professional services, and other factors such as gross margin objectives, pricing practice and growth strategy. We have established processes to determine ESP and allocate revenue in multiple arrangements using ESP.
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Other Revenue Items
Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and, therefore, is not included in revenue and cost of revenue in the consolidated statements of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included in professional services revenue and cost of professional services revenue for the years ended December 31, 2015, 2014, and 2013 were $499,553, $579,955, and $496,474, respectively.

(p)	Cost of Revenue
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

(q)	Deferred Commissions
We defer commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and deferred upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related noncancelable customer contract and are recoverable through the related future revenue streams. Our commission costs deferred for the years ended December 31, 2015, 2014, and 2013 were $4,102,533, $3,939,722, and $6,404,396, respectively. Amortization of deferred commissions for the years ended December 31, 2015, 2014, and 2013 were $3,556,301, $3,760,916, and $3,089,052, respectively.

(r)	Stock-Based Compensation
We recognize stock-based compensation as an expense in the consolidated financial statements and measure that cost based on the estimated grant-date fair value using the Black-Scholes option pricing model.

(s)	Segments
We have one operating segment. Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer, who manages operations on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information presented on a consolidated basis.

(t)	Geographic Information
Revenue by geographic area is as follows:

	Year Ended December 31,
Country	2015	2014	2013
United States	$55,372,259	$55,817,733	$46,750,740
International	11,737,661	9,015,733	5,776,249
Total revenue	$67,109,920	$64,833,466	$52,526,989

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Long-lived assets by geographic area is as follows:

	December 31,
Country	2015	2014
United States	$38,935,928	$37,875,565
International	24,831,027	530,658
Total long-lived assets	$63,766,955	$38,406,223

(u)	Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provision amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The adoption of this ASU did not have a significant impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued a clarification that debt issuance costs related to line-of-credit arrangements were not within the scope of the new guidance and therefore should continue to be accounted for as deferred assets in the balance sheet, consistent with existing GAAP. The guidance is effective for us beginning in the first quarter of fiscal 2016 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on our consolidated financial statements.
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Consideration:
Cash	$27,286,945
Contingent consideration	2,322,531
Fair value of total consideration transferred	$29,609,476

Assets acquired and liabilities assumed:
Cash	$1,569,867
Accounts receivable	1,890,429
Prepaid expenses and other current assets	255,975
Fixed assets	549,276
Developed technology	4,855,000
Customer relationships	1,142,000
Contract backlog	836,000
Trademarks	587,000
Total identifiable assets acquired excluding goodwill	11,685,547

Accrued expenses	757,423
Deferred revenue	565,000
Deferred tax liability	192,380
Total liabilities assumed	1,514,803

Net identifiable assets acquired excluding goodwill	10,170,744
Goodwill	19,438,732
Net assets acquired	$29,609,476
The revenue and net loss of the combined entity as if the acquisition date had been January 1, 2014 are as follows:

	Year Ended December 31,
Supplemental pro forma information (unaudited):	2015	2014
Revenue	$69,060,082	$75,475,317
Net loss	(29,514,360)	(29,672,890)
For accounting purposes, the fair value of the contingent consideration is classified within current and non-current liabilities in the consolidated balance sheet. The contingent earnout is being marked-to-market each quarter through June 2016, which is the end of the earnout period. The contingent retention is being marked-to-market each quarter through March 2017, which is the end of the retention period. At December 31, 2015, the fair value of this contingent consideration was $1,259,531. The difference between the final amount recorded in purchase accounting and the fair value of the contingent consideration was recorded within sales and marketing and general and administrative expense in the consolidated statement of operations.
EasyCargo Acquisition
On September 3, 2013, we acquired 100% of the issued and outstanding shares of Sunrise International Ltd., a Barbados company which owns 100% of the issued and outstanding shares of EasyCargo (Shanghai) Co., Ltd. (EasyCargo), a software as a service company focused on a subset of global trade management called China Trade Management, or CTM.
We acquired EasyCargo for a payment of $2,000,000 in cash and up to 296,547 shares of common stock. In addition, we will make additional earnout payments of up to $2,500,000 in cash or shares of our common stock (at our option) by March 15, 2016 if certain CTM revenue targets are achieved for the periods ending December 31, 2015. At December 31, 2015, these CTM revenue targets were not achieved. Therefore, no earnout payment in cash or shares will be due in March 2016.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Also, the former shareholders of EasyCargo will receive 32,556 contingently issuable shares in the event that EasyCargo’s founder maintains employment with the EasyCargo subsidiary through December 31, 2015. As of December 31, 2015, 26,024 shares have been issued and 6,532 are considered contingently issuable shares.

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses, deferred revenue and other noncurrent liabilities consisted of the following:
(a) Property and Equipment

	December 31,
	2015	2014
Computer software and equipment	$15,584,883	$12,115,113
Software development costs	12,651,316	12,939,065
Furniture and fixtures	2,140,523	1,986,607
Leasehold improvements	3,081,861	2,671,037
Total property and equipment	33,458,583	29,711,822
Less: accumulated depreciation and amortization	(21,278,474)	(16,793,282)
Total property and equipment, net	$12,180,109	$12,918,540
Depreciation and amortization expense for the years ended December 31, 2015, 2014, and 2013 were $6,268,537, $4,707,205, and $3,657,757, respectively.
Certain property and equipment was disposed during the years ended December 31, 2015 and 2014 as the assets were no longer in use. The loss on disposal recorded for the years ended December 31, 2015 and 2014 were $707,211 and $11,964, respectively, and were recorded in cost of subscription revenue in the consolidated statement of operations.
Certain development costs of our software solution are capitalized in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required. Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. Capitalized software costs for the years ended December 31, 2015, 2014, and 2013 were $1,926,302, $1,970,963, and 2,409,325, respectively. Amortization expense for the years ended December 31, 2015, 2014, and 2013 were $2,789,481, $1,924,121, and $1,813,602, respectively, and is included in cost of subscription revenue on the accompanying consolidated statements of operations. As of December 31, 2015 and 2014, capitalized software costs not yet subject to amortization were $290,155 and $933,400, respectively.
During the year ended December 31, 2015, we received a tenant improvement allowance of $155,338 related to our Raleigh, North Carolina office lease agreement.
(b) Accrued Expenses
Accrued expenses at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Accrued bonus	$1,843,719	$2,999,209
Accrued commission	2,989,495	2,332,910
Deferred rent	230,224	195,681
Accrued severance	293,828	845,810
Accrued professional fees	815,893	252,005
Accrued taxes	705,032	410,813
Accrued contingent consideration	29,000	—
Other accrued expenses	1,897,968	1,007,331
Total	$8,805,159	$8,043,759
Accrued severance is related to a reduction in workforce in December 2015 and the resignation of a member of our senior management team in July 2014.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(c) Deferred revenue
Deferred revenue at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Current:
Subscription revenue	$28,766,188	$20,907,087
Professional services revenue	1,455,578	1,603,757
Other	310,638	3,657,514
Total current	30,532,404	26,168,358

Noncurrent:
Subscription revenue	375,244	387,965
Professional services revenue	2,018,101	1,055,282
Other	—	310,639
Total noncurrent	2,393,345	1,753,886
Total deferred revenue	$32,925,749	$27,922,244
Deferred revenue from subscriptions represents amounts collected from (or invoiced to) customers in advance of earning subscription revenue. Typically, we bill our annual subscription fees in advance of providing the service.
Deferred revenue from professional services represents revenue that is being deferred and amortized over the remaining term of the related subscription contract related to customers who have taken possession of the software. See note 2(o).
Other deferred revenue is related to one customer with which we signed an agreement during 2008. The agreement provided for significant customization and modification of the software which subjected the arrangement to contract accounting. Additionally, this subscription agreement provided for unspecified future software modules. Since we could not separate the subscription element from the contract accounting element, the arrangement was a single unit of accounting. Accordingly, we accounted for the arrangement on the zero gross profit approach of applying percentage of completion accounting until the project was completed in May 2012. As of May 2012, the deferred revenue balance related to this contract was $10,525,434, which is being recognized ratably over the remaining term of the contract to January 2016. For the years ended December 31, 2015, 2014, and 2013, we recorded revenue of $3,657,514 in each year related to this arrangement.
(d) Other Noncurrent Liabilities

	December 31,
	2015	2014
Deferred rent	$1,732,607	$1,822,061
Acquisition contingent consideration liability	1,230,531	287,441
Acquisition compensation costs	946,590	—
Other	—	42
Total	$3,909,728	$2,109,544

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)	Goodwill and Other Intangibles
Other intangibles are comprised of the following:

	Amortization Period	December 31,
		2015	2014
Acquired technology	3 to 8 years	$6,317,600	$1,462,600
Customer related intangibles	10 to 15 years	3,960,200	2,979,300
Contract backlog	2 years	940,400	—
Trademarks and licenses	5 to 7 years	1,193,700	—
Patents and other	2.3 years/NA	96,022	96,700
		12,507,922	4,538,600
Less: accumulated amortization		(4,834,261)	(3,527,074)
		$7,673,661	$1,011,526
Amortization expense was $1,307,246, $189,508, and $134,216 for the years ended December 31, 2015, 2014, and 2013, respectively. The estimated future amortization expense of other intangibles as of December 31, 2015 is as follows:

2016	$1,521,609
2017	1,115,408
2018	1,037,972
2019	1,031,203
2020	929,606
2021 and thereafter	1,998,726
$7,634,524
The rollforward of goodwill is as follows:

Balance at December 31, 2013	$24,476,157
2014 activity	—
Balance at 2014	24,476,157
ecVision acquisition (Note 3)	19,437,028
Balance at December 31, 2015	$43,913,185

(6)	Income Taxes
Loss before income taxes and income tax expense is comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Loss before income taxes:
Domestic	$(21,560,050)	$(17,138,329)	$(6,491,150)
Foreign	(6,250,399)	(10,013,010)	(7,357,002)
	$(27,810,449)	$(27,151,339)	$(13,848,152)
Current provision:
Federal	$60,773	$—	$—
State	27,438	—	11,087
Foreign	372,394	552,619	538,631
	$460,605	$552,619	$549,718
Deferred provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	(192,380)	—	—
	$(192,380)	$—	$—

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal tax rate (benefit)	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	0.1	—	0.1
Foreign taxes	5.6	2.5	3.9
Stock-based compensation	0.1	22.0	23.6
Acquisition related expenses	1.6	—	—
Change in valuation allowance	22.9	7.1	9.2
Non-deductible expenses and other	5.7	5.5	2.2
Effective tax rate	1.0%	2.1%	4.0%
Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We recorded a valuation allowance in the amount of $27,110,547 and $20,624,216 as of December 31, 2015 and 2014, respectively, as management believes it is not more likely than not that we will realize our net deferred tax assets. The net change in the valuation allowance during the years ended December 31, 2015 and 2014 was $6,486,331, and $1,447,993, respectively.
We have subsidiaries in India, the United Kingdom, Switzerland, Hong Kong and China. The India entity is treated as a branch for U.S. tax purposes. As such, all income attributable to the Indian branch is currently recognized in the U.S. The India entity also pays taxes locally in India. As it relates to our United Kingdom and Switzerland subsidiaries, there are not any significant undistributed earnings due to the U.S. parent. Our China entity is operating at a net loss. The foreign current taxes consist of taxes paid locally in the United Kingdom, Switzerland and India. The state current taxes consist of taxes paid for statutory minimum taxes as well as state taxes for a non-consolidated subsidiary.
Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2015	2014
Current deferred tax asset:
Accrued bonuses	$604,707	$—
Accounts receivable	56,292	43,068
Other	183,004	44,923

Non-Current deferred tax asset:
Deferred revenue	1,406,238	1,193,522
NOL's	29,157,843	25,902,622
Other	2,659,105	1,150,043
Deferred tax assets	$34,067,189	$28,334,178

Current deferred tax liability:
Deferred commissions	$(3,273,570)	$(4,310,753)

Non-current deferred tax liability:
Intangibles	(1,071,984)	(112,186)
Fixed assets	(2,585,024)	(3,287,023)
Other	$(26,064)	$—
Deferred tax liabilities	$(6,956,642)	$(7,709,962)
Less: valuation allowance	$(27,110,547)	$(20,624,216)
Total	$—	$—

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We have a federal net operating loss (NOL) carryforward of approximately $73,533,000 and $64,600,000 as of December 31, 2015 and 2014, respectively. The federal NOL carryforward will begin to expire in 2019. For state income tax purposes, we have net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates from 2014 through 2034.
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
We file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Tax years 2012 and forward remain open for examination for federal tax purposes and tax years 2011 and forward remain open for examination for our more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2015 will remain subject to examination until the respective tax year is closed. In July 2014, we were notified by the Internal Revenue Service that we had been selected at random for a compliance research examination related to the year ended December 31, 2012.

(7)	Leases
We have several noncancelable operating leases that expire through 2022. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2015, 2014, and 2013 was approximately $3,564,000, $2,526,000, and $2,195,000 respectively, and is allocated to various line items in the consolidated statements of operations.
The carrying value of assets recorded under capital leases was $2,862,025 and $3,282,825 as of December 31, 2015 and 2014, respectively, which includes accumulated amortization of $4,021,656 and $2,253,066, respectively. Amortization of assets held under capital leases is allocated to various line items in the consolidated statements of operations.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2015 are as follows:

	Capital Leases	Operating Leases
2016	$1,766,376	$4,696,545
2017	1,175,223	3,855,209
2018	506,395	2,722,791
2019	277,414	2,729,468
2020	100,400	1,867,195
2021 and thereafter	—	2,068,058
Total minimum lease payments	3,825,808	$17,939,266
Less amount representing interest	(310,414)
Present value of net minimum capital lease payments	3,515,394
Less current installments of obligations under capital leases	(1,598,450)
Obligations under capital leases excluding current installments	$1,916,944

(8)	Debt
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On November 5, 2015, we entered into Amendment No. 1 (“Amendment”) to the Credit Agreement. The Amendment revised language in the Credit Agreement regarding change of control, adjusted certain key ratios and definitions, increased available borrowing under the Revolving Facility by $5,000,000 million and provided for a $5,000,000 million prepayment under the Term Loan. All other provisions of the Credit Agreement remained intact.
The interest rate on the outstanding balance of the Senior Facilities is based upon, at our option, either (i) the “LIBOR” rate plus 3.5% or (ii) the “Base Rate” plus 1.5%, as such terms are defined in the Credit Agreement. For the period ended December 31, 2015, the LIBOR interest rate used was 3.83%.
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
The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. The Amendment to the Credit Agreement retroactively modified the leverage ratio as of September 30, 2015 and prospectively to address our noncompliance at September 30, 2015. We did not incur any penalties as a result of the noncompliance.
As of December 31, 2015, the outstanding balance of the Term Loan was $14,638,194, net of unaccreted discount of $18,056 and we had an outstanding balance of $5,000,000 under the Revolving Facility.
The following table reflects the schedule of principal payments on the Term Loan as of December 31, 2015:

Principal Payments
2016	$375,000
2017	656,250
2018	13,625,000
$14,656,250
On March 4, 2015, in connection with the ecVision acquisition and the entry into the Credit Agreement, we terminated our previously existing revolving credit facility. No amounts were outstanding under such agreement immediately prior to its termination.

(9)	Stockholders' Equity
Common Stock
In accordance with our Certificate of Incorporation, as amended and restated, we are authorized to issue 100,000,000 shares of $0.001 par value common stock. Each outstanding share of common stock entitles the holder to one vote. The holders of common stock are entitled to receive dividends, subject to preferential rights by holders of our preferred stock and if declared by our board of directors. As of December 31, 2015, no dividends have been declared.
Preferred Stock
In accordance with our Certificate of Incorporation, as amended and restated, we are authorized to issue 10,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series. At December 31, 2015, there are no shares of preferred stock issued.
Prior to our IPO in March 2014, we had outstanding 6,725,000 shares designated as Series A redeemable convertible preferred stock, 1,853,568 shares designated as Series B redeemable convertible preferred stock, 5,227,761 shares designated as Series C redeemable convertible preferred stock, 2,669,384 shares designated as Series D redeemable convertible preferred stock, and 4,472,671 shares designated as Series E redeemable convertible preferred stock. Immediately prior to our IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted into 13,993,566 shares of our common stock. Also, 808,622 shares of common stock were issued to preferred stockholders in satisfaction of accrued but unpaid dividends.

(10)	Stock-based Compensation
In 2002, we adopted a stock option plan (the 2002 Plan) whereby options to purchase shares of common stock are issued to employees at an exercise price not less than the fair market value of our common stock on the date of grant. As of

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2015, we had authorized 4,939,270 shares to be issued under the 2002 Plan. The term, not to exceed ten years, and exercise period of each stock option awarded under the 2002 Plan are determined by our board of directors. These options generally vest over a four-year period. As of December 31, 2015, 872,327 options were outstanding under the 2002 Plan. The 2002 Plan expired in 2012 and we are making no further grants under it.
In October 2012, we adopted the Amber Road, Inc. 2012 Omnibus Incentive Compensation Plan (the 2012 Plan). The 2012 Plan covers the grant of awards to our employees (including officers), non-employee consultants and non-employee directors and those of our affiliates. As of December 31, 2015, we had authorized 5,146,696 shares to be issued under the 2012 Plan. The term, not to exceed ten years, and exercise period of each stock option awarded under the 2012 Plan are determined by our board of directors. These options generally vest over a four-year period. As of December 31, 2015, 3,530,616 options were outstanding under the 2012 Plan.
Stock Options
Under the 2002 Plan and the 2012 Plan, the fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.71 - 1.75%	1.90 - 1.99%	1.13 - 1.75%
Expected volatility	33.62 - 39.32%	43.29 - 60.00%	60.00%
Expected dividend yield	—	—	—
Expected life in years	6.25	6.25	3.75 - 6.25
Weighted average fair value of options granted	$3.28	$6.01	$2.65
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

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2012	2,142,537	$0.37 - $4.06	$2.17
Granted	831,663	$2.68 - $8.07	$5.25
Exercised	(79,492)	$0.37	$0.37
Canceled	(4,345)	$0.37 - $2.31	$1.12
Balance at December 31, 2013	2,890,363	$0.37 - $6.14	$3.11
Granted	2,485,592	$12.62 - $15.90	$13.49
Exercised	(767,593)	$0.37 - $5.57	$2.04
Canceled	(158,389)	$1.75 - $13.00	$5.70
Balance at December 31, 2014	4,449,973	$0.84 - $15.90	$9.00
Granted	1,028,850	$4.13 - $9.06	$8.05
Exercised	(462,703)	$0.84 - $6.14	$2.81
Canceled	(490,113)	$2.31 - $13.00	$9.84
Expired	(123,064)	$5.57 - $13.00	$7.56
Balance at December 31, 2015	4,402,943	$1.75 - $15.90	$9.38

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The total intrinsic value of options exercised during the year ended December 31, 2015 was $2,698,984. Information with respect to the options outstanding and exercisable under the 2002 Plan and the 2012 Plan at December 31, 2015 is as follows:

			Options Outstanding			Options Exercisable
Exercise Price Per Share			Options Outstanding	Weighted Average Remaining Contractual Life	Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value
$1.75	-	$ 2.68	863,997	3.9 years	$2,413,575	822,247	3.7 years	$2,312,958
$2.74	-	$ 4.13	169,930	3.0 years	269,913	131,930	1.1 years	233,432
$5.57	-	$ 9.06	1,194,878	8.7 years	—	187,874	7.5 years	—
$12.62	-	$15.90	2,174,138	8.6 years	—	679,817	8.6 years	—
			4,402,943		$2,683,488	1,821,868		$2,546,390
The weighted average exercise price and weighted average remaining term of fully vested options as of December 31, 2015 is $6.98 and 5.7 years, respectively.
As of December 31, 2015 and 2014, options and other equity awards available for future grant under the 2012 Plan were 978,983 and 1,951,959, respectively. As of December 31, 2015 and 2014, there was $11,268,573 and $14,666,554, respectively, of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.7 years. Common stock issued upon exercise of stock options is reflected as newly issued shares of common stock in the stockholders' equity section of the consolidated balance sheet.
Restricted Stock Units
The following table is a summary of our RSU activity at December 31, 2015:

	Number of RSU's Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	—	$—
Granted	109,309	15.27
Vested	—	—
Canceled	—	—
Balance at December 31, 2014	109,309	15.27
Granted	463,852	8.13
Vested	(140,638)	13.89
Canceled	(40,001)	8.08
Balance at December 31, 2015	392,522	8.07
In March 2015, we awarded 341,546 performance-based restricted stock units which entitle recipients to shares of our common stock if certain revenue metrics are met in a future period. The performance-based restricted stock units entitle the recipients to shares of common stock equal to 0% up to 120% of the number of units granted at the date of vest depending on the level of achievement of the specified conditions. As of December 31, 2015, these performance-based metrics will not be achieved. Therefore, no expense has been recorded for the year ended December 31, 2015 related to this grant.
Unvested RSUs at December 31, 2015 have a weighted-average grant date fair value of $8.07 per share. Unrecognized stock-based compensation with respect to non-vested RSUs was $90,488 as of December 31, 2015 and was expected to be recognized over a weighted-average period of 0.1 years.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2015	2014	2013
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stockholders	$(28,078,674)	$(30,120,463)	$(19,247,477)
Denominator:
Weighted average shares used in computing net loss attributable to common stockholders	26,152,301	20,623,760	3,763,562

Basic and diluted net loss per share	$(1.07)	$(1.46)	$(5.11)
Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Year Ended December 31,
	2015	2014	2013
Stock options outstanding	4,402,943	4,449,973	2,890,363
Restricted stock units	392,522	109,309	—
Stock purchase warrants outstanding	—	—	245,946
Common equivalent shares preferred stock	—	—	13,993,566
	4,795,465	4,559,282	17,129,875
Basic and diluted net loss per share for 2013 does not include 1,221,736 unvested shares of restricted common stock. Subsequent to our IPO in March 2014, these shares are now vested.

(12)	Commitments and Contingencies
(a) Employment Agreements
We are party to an employment agreement with our Chief Executive Officer. This agreement is for a period of two years, which expired on March 3, 2016 with renewal negotiations ongoing, and provides for an annual salary, performance bonuses, and employee benefits. The agreement also includes a covenant not to compete during the employment term and for one year thereafter. The employment agreement provides for severance benefits in the event of change of control, as defined, a termination by us without cause, as defined, or by the employee for good reason, as defined. The severance benefit is two year’s base salary and continued coverage under our benefit plans and programs for two years. No severance benefits are payable if the employee is terminated by us for cause or by the employee without good reason.
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
(13) Benefit Plan
We have a retirement savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). We did not make any matching contributions to the 401(k) Plan during the years ended December 31, 2015, 2014, and 2013.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14) Quarterly Results of Operations (unaudited)
The following is a summary of our quarterly results of operations for the years ended December 31, 2015 and 2014:

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$15,194,125	$17,377,396	$17,336,187	$17,202,212
Gross profit	6,989,367	7,709,585	7,795,506	7,721,422
Net loss	(6,950,176)	(8,218,450)	(6,262,993)	(6,647,055)
Net loss per share:
Basic and diluted	$(0.27)	$(0.32)	$(0.24)	$(0.25)

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$14,989,008	$15,808,945	$16,422,820	$17,612,693
Gross profit	8,743,956	8,814,526	9,419,002	10,367,802
Net loss	(21,939,731)	(2,185,184)	(2,238,346)	(1,340,697)
Net loss per share:
Basic and diluted	$(3.95)	$(0.09)	$(0.09)	$(0.05)