Form 10-Q
period 2016-03-31
Amber Road, Inc.
filed 2016-05-09
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	x (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
On April 30, 2016, the registrant had outstanding 26,346,987 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2016

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, including those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2016, and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. As used in this report, the terms "Amber Road", "we", "us", and "our" mean Amber Road, Inc. and its subsidiaries unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$17,599,856	$17,854,523
Accounts receivable, net	15,250,744	18,308,547
Unbilled receivables	302,424	1,024,861
Deferred commissions	3,805,502	3,767,432
Prepaid expenses and other current assets	2,608,900	2,003,849
Total current assets	39,567,426	42,959,212
Property and equipment, net	11,712,563	12,180,109
Goodwill	43,904,616	43,913,185
Other intangibles, net	7,290,001	7,673,661
Deferred commissions	6,578,094	7,007,518
Deposits and other assets	777,262	890,059
Total assets	$109,829,962	$114,623,744
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,553,483	$1,451,463
Accrued expenses	9,450,025	8,805,159
Current portion of capital lease obligations	1,559,760	1,598,450
Deferred revenue	31,487,108	30,532,404
Current portion of term loan, net of discount and debt financing costs	312,086	312,086
Total current liabilities	44,362,462	42,699,562
Capital lease obligations, less current portion	1,554,503	1,916,944
Deferred revenue, less current portion	2,338,639	2,393,345
Term loan, net of discount and debt financing costs, less current portion	14,129,829	14,207,850
Revolving credit facility	3,250,000	5,000,000
Other noncurrent liabilities	4,423,028	3,909,728
Total liabilities	70,058,461	70,127,429
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 26,346,987 and 26,260,459 shares at March 31, 2016 and December 31, 2015, respectively	26,347	26,261
Additional paid-in capital	182,941,280	181,457,089
Accumulated other comprehensive loss	(1,306,117)	(783,209)
Accumulated deficit	(141,890,009)	(136,203,826)
Total stockholders’ equity	39,771,501	44,496,315
Total liabilities and stockholders’ equity	$109,829,962	$114,623,744

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Subscription	$12,438,984	$10,341,350
Professional services	4,525,688	4,852,775
Total revenue	16,964,672	15,194,125
Cost of revenue (1):
Cost of subscription revenue	5,049,875	4,388,240
Cost of professional services revenue	3,967,701	3,816,518
Total cost of revenue	9,017,576	8,204,758
Gross profit	7,947,096	6,989,367
Operating expenses (1):
Sales and marketing	5,495,541	5,715,141
Research and development	3,887,996	3,625,719
General and administrative	3,998,636	4,383,423
Total operating expenses	13,382,173	13,724,283
Loss from operations	(5,435,077)	(6,734,916)
Interest income	21,628	11,948
Interest expense	(200,380)	(124,933)
Loss before income taxes	(5,613,829)	(6,847,901)
Income tax expense	72,354	102,275
Net loss	$(5,686,183)	$(6,950,176)

Net loss per common share (Note 10):
Basic and diluted	$(0.22)	$(0.27)
Weighted-average common shares outstanding (Note 10):
Basic and diluted	26,440,343	25,959,332

(1) Includes stock-based compensation as follows:
	Three Months Ended
	March 31,
	2016	2015
Cost of subscription revenue	$207,711	$194,552
Cost of professional services revenue	121,692	123,481
Sales and marketing	202,244	245,860
Research and development	266,015	306,694
General and administrative	550,859	846,712
	$1,348,521	$1,717,299

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(5,686,183)	$(6,950,176)
Other comprehensive loss:
Foreign currency translation	(522,908)	(51,667)
Total other comprehensive loss	(522,908)	(51,667)
Comprehensive loss	$(6,209,091)	$(7,001,843)

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,686,183)	$(6,950,176)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,683,162	1,556,956
Bad debt expense	174,221	1,261
Stock-based compensation	1,348,521	1,717,299
Compensation related to puttable common stock	—	13,691
Acquisition related deferred compensation	283,977	—
Changes in fair value of contingent consideration liability	(20,000)	(287,441)
Non-cash interest expense related to debt	—	58,644
Amortization of debt financing costs and accretion of debt discount	15,729	9,060
Changes in operating assets and liabilities:
Accounts receivable	2,886,825	2,337,994
Unbilled receivables	721,950	(360,182)
Prepaid expenses and other assets	(215,749)	(490,462)
Accounts payable	71,753	(397,589)
Accrued expenses	671,913	(2,208,237)
Other liabilities	220,323	375,352
Deferred revenue	897,943	1,602,165
Net cash provided by (used in) operating activities	3,054,385	(3,021,665)
Cash flows from investing activities:
Capital expenditures	(87,003)	(110,241)
Addition of capitalized software development costs	(721,048)	(254,755)
Addition of intangible assets	—	(550,000)
Acquisition, net of cash acquired	—	(25,593,426)
Cash received (paid) for deposits	—	(992)
Decrease in restricted cash	113,094	—
Net cash used in investing activities	(694,957)	(26,509,414)
Cash flows from financing activities:
Proceeds from revolving line of credit	3,250,000	—
Payments on revolving line of credit	(5,000,000)	—
Proceeds from term loan	—	20,000,000
Payments on term loan	(93,750)	—
Debt discount and financing costs	—	(183,854)
Repayments on capital lease obligations	(401,131)	(369,700)
Proceeds from the exercise of stock options	135,756	986,182
Net cash provided by (used in) financing activities	(2,109,125)	20,432,628
Effect of exchange rate on cash and cash equivalents	(504,970)	(46,455)
Net decrease in cash and cash equivalents	(254,667)	(9,144,906)
Cash and cash equivalents at beginning of period	17,854,523	41,242,200
Cash and cash equivalents at end of period	$17,599,856	$32,097,294

Supplemental disclosures of cash flow information:
Cash paid for interest	167,800	61,182
Non-cash property and equipment acquired under capital lease	—	618,946
Non-cash property and equipment and intangible asset purchases in accounts payable	27,681	35,683
Non-cash acquisition contingent consideration	—	2,251,000
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

(2)	Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries primarily located in India, China and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2015 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2016.
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
(c) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the balance sheet date to be cash equivalents. Cash and cash equivalents at March 31, 2016 and December 31, 2015 consists of the following:

	March 31,	December 31,
	2016	2015
Cash and cash equivalents	$17,373,496	$17,741,387
Money market accounts	226,360	113,136
	$17,599,856	$17,854,523
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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
March 31, 2016	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market accounts	$226,360	$226,360	$—	$—
Restricted cash - money market accounts	56,141	56,141	—	—
Total assets measured at fair value on a recurring basis	$282,501	$282,501	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,239,531	$—	$—	$1,239,531
Total liabilities measured at fair value on a recurring basis	$1,239,531	$—	$—	$1,239,531

December 31, 2015
Assets:
Cash equivalents - money market accounts	$113,136	$113,136	$—	$—
Restricted cash - money market accounts	169,235	169,235	—	—
Total assets measured at fair value on a recurring basis	$282,371	$282,371	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,259,531	$—	$—	$1,259,531
Total liabilities measured at fair value on a recurring basis	$1,259,531	$—	$—	$1,259,531
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

Balance at December 31, 2015	$1,259,531
Mark to estimated fair value recorded as general and administrative expense	(20,000)
Balance at March 31, 2016	$1,239,531
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(f) Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our customer base is principally comprised of enterprise and mid-market companies within the global trade industry. We do not require collateral from our customers. For the three months ended March 31, 2016 and 2015, no customer accounted for more than 10% of our total revenue. As of March 31, 2016 and December 31, 2015, no customer accounted for more than 10% of our total accounts receivable.
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
Other Revenue Items
Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and, therefore, is not included in revenue and cost of revenue in the condensed consolidated statements of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included in professional services revenue and cost of professional services revenue for the three months ended March 31, 2016 and 2015 were $149,208 and $104,467, respectively.
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
(i) Deferred Commissions
We defer commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and deferred upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related noncancelable customer contract and are recoverable through the related future revenue streams. Our commission costs deferred were $772,829 and $663,606 for the three months ended March 31, 2016 and 2015, respectively. Amortization of deferred commissions were $1,114,183 and $733,796 for the three months ended March 31, 2016 and 2015.
(j) Stock-Based Compensation
We recognize stock-based compensation as an expense in the condensed consolidated financial statements and measure that cost based on the estimated grant-date fair value using the Black-Scholes option pricing model.
(k) Geographic Information
Revenue by geographic area is as follows:

	Three Months Ended
	March 31,
Country	2016	2015
United States	$13,221,005	$12,456,150
International	3,743,667	2,737,975
Total revenue	$16,964,672	$15,194,125

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-lived assets by geographic area is as follows:

	March 31,	December 31,
Country	2016	2015
United States	$38,291,092	$38,935,928
International	24,616,088	24,831,027
Total long-lived assets	$62,907,180	$63,766,955
(l) Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our condensed consolidated financial statements.
In March, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation-Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance also contains two practical expedients under which nonpublic entities can use the simplified method to estimate the expected term of an award and make a one-time election to switch from fair value measurement to intrinsic value measurement for liability-classified awards. We are evaluating the effect that ASU 2016-09 will have on our condensed consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires an entity to record debt issuance costs as a direct deduction from the debt liability, rather than recording as a separate asset. The new standard is effective for annual reporting periods beginning after December 15, 2015. We implemented the provisions of ASU 2015-03 as of January 1, 2016. The application of this guidance decreased other assets and decreased current and long-term debt by $54,581 and $63,677, respectively, in the condensed consolidated balance sheet at December 31, 2015, and decreased other assets and decreased current and long-term debt by $54,581 and $50,033, respectively, in the condensed consolidated balance sheet at March 31, 2016.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net),” which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either cumulative effect or retrospective. The standard will be effective for us in the first quarter of 2018 and we are currently assessing which method we will choose for adoption and are evaluating the impact of the adoption on our condensed consolidated financial statements.

(3)	Acquisition
In March 2015, we acquired ecVision (International) Inc. (ecVision), a cloud-based provider of global sourcing and collaborative supply chain solutions for brand-focused companies. ecVision offers a cloud-based supply chain collaboration platform that optimizes product lifecycle and supply chain processes and their products help customers effectively manage their relationships with product suppliers, raw material vendors, product testing and social compliance audit firms, and global logistics companies. The acquisition of ecVision was accounted for under the purchase method of accounting and its operating results are included in the accompanying condensed consolidated financial statements from the date of acquisition.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As part of the purchase agreement, we will make an earnout payment of up to $5,176,000 on June 1, 2016 if certain GAAP revenue growth metrics were achieved from April 1, 2015 through March 31, 2016. For accounting purposes, the fair value of the contingent earnout consideration is classified within current liabilities in the condensed consolidated balance sheet and is being marked-to-market within general and administrative expense in the condensed consolidated statement of operations each quarter through March 2016, which is the end of the earnout period. At March 31, 2016, the fair value of the contingent earnout consideration was $0 since these metrics were not achieved.
In addition, on June 1, 2017, we will pay to ecVision’s former equityholders $3,675,000 if the founder of ecVision has not been terminated by us for “Cause” and if he has not left us without “Good Reason,” as such terms are defined in the merger agreement. The contingent retention consideration is classified within non-current liabilities in the condensed consolidated balance sheet and is being marked-to-market within general and administrative expense in the condensed consolidated statement of operations each quarter through March 2017, which is the end of the retention period. At March 31, 2016, the fair value of the contingent retention consideration was $1,239,531.
The revenue and net loss of the combined entity as if the acquisition date had been January 1, 2015 are as follows:

Three Months Ended
Supplemental pro forma information (unaudited):	March 31, 2015
Revenue	$17,144,284
Net loss	(8,385,862)

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses, deferred revenue and other noncurrent liabilities consisted of the following:
(a) Property and Equipment

	March 31,	December 31,
	2016	2015
Computer software and equipment	$16,598,029	$15,584,883
Software development costs	12,248,544	12,651,316
Furniture and fixtures	1,974,016	2,140,523
Leasehold improvements	2,945,018	3,081,861
Total property and equipment	33,765,607	33,458,583
Less: accumulated depreciation and amortization	(22,053,044)	(21,278,474)
Total property and equipment, net	$11,712,563	$12,180,109
Depreciation and amortization expense related to property and equipment was $1,302,813 and $1,306,601 for the three months ended March 31, 2016 and 2015, respectively.
Certain development costs of our software solution are capitalized in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required. Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. Capitalized software costs were $721,048 and $254,755 for the three months ended March 31, 2016 and 2015, respectively. Amortization expense was $466,731 and $556,147 for the three months ended March 31, 2016 and 2015, respectively, and is included in cost of subscription revenue on the accompanying condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, capitalized software costs not yet subject to amortization were $1,004,055 and $290,155, respectively.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(b) Accrued Expenses

	March 31,	December 31,
	2016	2015
Accrued bonus	$2,516,351	$1,843,719
Accrued commission	3,045,007	2,989,495
Deferred rent	226,583	230,224
Accrued severance	123,737	293,828
Accrued professional fees	682,924	815,893
Accrued taxes	789,896	705,032
Accrued contingent consideration and acquisition compensation	—	29,000
Other accrued expenses	2,065,527	1,897,968
Total	$9,450,025	$8,805,159
(c) Deferred revenue

	March 31,	December 31,
	2016	2015
Current:
Subscription revenue	$30,159,287	$28,766,188
Professional services revenue	1,327,821	1,455,578
Other	—	310,638
Total current	31,487,108	30,532,404
Noncurrent:
Subscription revenue	358,811	375,244
Professional services revenue	1,979,828	2,018,101
Total noncurrent	2,338,639	2,393,345
Total deferred revenue	$33,825,747	$32,925,749
Deferred revenue from subscriptions represents amounts collected from (or invoiced to) customers in advance of earning subscription revenue. Typically, we bill our annual subscription fees in advance of providing the service.
Deferred revenue from professional services represents revenue that is being deferred and amortized over the remaining term of the related subscription contract related to customers who have taken possession of the software. See note 2(g).
(d) Other Noncurrent Liabilities

	March 31,	December 31,
	2016	2015
Deferred rent	$1,952,930	$1,732,607
Acquisition contingent consideration liability	1,239,531	1,230,531
Acquisition compensation costs	1,230,567	946,590
Total	$4,423,028	$3,909,728

(5)	Leases
We have several noncancelable operating leases that expire through 2022. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2016 and 2015 was approximately $945,000 and $748,000, respectively, and is allocated to various line items in the condensed consolidated statements of operations.
The carrying value of assets recorded under capital leases was $2,406,465 and $2,862,025 as of March 31, 2016 and December 31, 2015, respectively, which includes accumulated amortization of $4,477,215 and $4,021,656, respectively. Amortization of assets held under capital leases is allocated to various line items in the condensed consolidated statements of operations.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of March 31, 2016 are as follows:

	Capital Leases	Operating Leases
Remainder of 2016	$1,315,165	$3,522,630
2017	1,175,223	4,187,476
2018	506,395	3,096,591
2019	277,414	3,112,612
2020	100,399	2,295,700
2021 and thereafter	—	3,575,949
Total minimum lease payments	3,374,596	$19,790,958
Less amount representing interest	(260,333)
Present value of net minimum capital lease payments	3,114,263
Less current installments of obligations under capital leases	(1,559,760)
Obligations under capital leases excluding current installments	$1,554,503

(6)	Debt
In connection with the ecVision acquisition (Note 3), in March 2015 we entered into a credit agreement providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver), that was amended in November 2015 to allow for a borrowing limit of $10,000,000, and includes a $2,000,000 sublimit for the issuance of letters of credit. The maturity date of the credit agreement is March 4, 2018. The credit agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of March 31, 2016, we were in compliance with all the reporting and financial covenants.
The outstanding balance for the Term Loan as of March 31, 2016 was $14,441,915, net of unaccreted discount and deferred financing costs of $120,586 and the outstanding balance under the Revolver was $3,250,000. For the period ended March 31, 2016, the interest rate used was 4.14% for the Term Loan and 5.00% for the Revolver.
The following table reflects the schedule of principal payments for the Term Loan as of March 31, 2016:

Principal Payments
Remainder of 2016	$281,250
2017	656,250
2018	13,625,000
$14,562,500

(7)	Stockholders' Equity
Common Stock
The following table presents our activity for common stock during the three months ended March 31, 2016:

	Shares	Amount
Balance, December 31, 2015	26,260,459	$26,261
Exercise of common stock options	68,758	69
Common stock issued for contingent consideration	6,506	6
Issuance of common stock for vested RSU's	11,264	11
Balance, March 31, 2016	26,346,987	$26,347

(8)	Stock-based Compensation
Our 2012 Omnibus Incentive Compensation Plan (the 2012 Plan) allows us to grant common stock options, restricted stock units (RSUs), including performance-based restricted stock units (PSUs), and restricted stock awards to our employees (including officers), non-employee consultants and non-employee directors and those of our affiliates. As of March 31, 2016, we had authorized 5,146,696 awards to be issued under the 2012 Plan, had 3,779,344 options outstanding, 945,955 RSUs outstanding, of which 310,545 were PSUs, and 94,845 awards were available for future grant.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Under our 2002 stock option plan (the 2002 Plan), we had 4,939,270 shares authorized and 764,825 options outstanding as of March 31, 2016. The 2002 Plan expired in 2012 and we are no longer making grants under it.
Stock Options
Under the 2002 Plan and the 2012 Plan, the fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2016	2015
Risk-free interest rate	1.29%	1.71 - 1.72%
Expected volatility	33.37%	37.41 - 39.32%
Expected dividend yield	—	—
Expected life in years	6.25	6.25
Weighted average fair value of options granted	$1.32	$3.35
The computation of expected volatility for each period is based on historical volatility of comparable public companies. The volatility percentage represents the mean volatility of these companies. The computation of expected life for each period was determined based on the simplified method. The risk-free interest rate is based on U.S. Treasury yields for zero-coupon bonds with a term consistent with the expected life of the options. Information for the 2002 Plan and 2012 Plan is as follows:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2015	4,402,943	$1.75 - $15.90	$9.38
Granted	248,728	3.74	3.74
Exercised	(68,758)	$1.75 - $4.06	1.97
Canceled	—	—	—
Expired	(38,744)	$1.75	1.75
Balance at March 31, 2016	4,544,169	$1.75 - $15.90	9.25
The total intrinsic value of options exercised during the three months ended March 31, 2016 was $171,156. Options outstanding and exercisable under the 2002 Plan and the 2012 Plan at March 31, 2016 was as follows:

			Options Outstanding			Options Exercisable
Exercise Price Per Share			Options Outstanding	Weighted Average Remaining Contractual Life	Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value
$1.75	-	$ 2.68	763,175	4.0 years	$2,321,046	729,775	3.9 years	$2,229,864
$2.74	-	$ 4.13	411,978	7.1 years	730,648	125,250	0.9 years	266,632
$5.57	-	$ 9.06	1,194,878	8.5 years	—	428,644	8.1 years	—
$12.62	-	$15.90	2,174,138	8.3 years	—	815,707	8.3 years	—
			4,544,169		$3,051,694	2,099,376		$2,496,496
The weighted average exercise price and weighted average remaining term of fully vested options as of March 31, 2016 is $7.77 and 6.3 years, respectively.
As of March 31, 2016 and December 31, 2015, there was $10,491,971 and $11,268,573, respectively, of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.5 years.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units
The following table is a summary of our RSU activity for the three months ended March 31, 2016:

	Number of RSU's Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	392,522	$8.07
Granted	635,410	3.74
Vested	(81,977)	8.08
Canceled	—	—
Balance at March 31, 2016	945,955	5.16
Unvested RSUs at March 31, 2016 have a weighted-average grant date fair value of $5.16 per share. Unrecognized stock-based compensation with respect to non-vested RSUs was $2,293,535 as of March 31, 2016 and was expected to be recognized over a weighted-average period of 3.9 years.

(9)	Income Taxes
Our income tax provision for the three months ended March 31, 2016 and 2015 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three months ended March 31, 2016 is primarily related to foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at March 31, 2016 and December 31, 2015.
We have a federal net operating loss (NOL) carryforward of approximately $73,533,000 and $64,600,000 as of December 31, 2015 and December 31, 2014, respectively. We expect to be in a taxable loss position for 2016. The federal NOL carryforward will begin to expire in 2019. For state income tax purposes, we have net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates from 2016 through 2035.
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
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years 2012 and forward remain open for examination for federal tax purposes and for our more significant state tax jurisdictions. To the extent utilized in future years tax returns, net operating loss carryforwards at December 31, 2015 will remain subject to examination until the respective tax year is closed. We are currently being audited by the Internal Revenue Service for the 2012 tax year.

(10)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2016	2015
Basic and diluted net loss per share:
Numerator:
Net loss	$(5,686,183)	$(6,950,176)
Denominator:
Weighted average shares used in computing net loss	26,440,343	25,959,332
Basic and diluted net loss per share	$(0.22)	$(0.27)

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended
	March 31,
	2016	2015
Stock options outstanding	4,544,169	4,402,943
Restricted stock units	945,955	392,522
	5,490,124	4,795,465

(11)	Commitments and Contingencies
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2016. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and in Item 1A in our Annual Report on Form 10-K.
Overview
As a leading provider of cloud based global trade management (GTM) solutions, our mission is to improve the way companies manage their international supply chains and conduct global trade. Our GTM solution automates the global supply chain across sourcing, logistics, cross-border trade, and regulatory compliance activities to dramatically improve operating efficiencies and financial performance. It combines enterprise-class software, trade content sourced from government agencies and transportation providers in 147 countries, and a global supply chain network connecting our customers with their trading partners, including suppliers, freight forwarders, customs brokers and transportation carriers. By automating more GTM processes, we enable our customers to enjoy significantly lower supply chain costs compared to legacy systems through faster and more predictable delivery times, less labor, reduced in-transit inventories, and reduced international trading costs such as brokerage fees, logistics fees, transportation costs and customs duties.
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
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the quarters ended March 31, 2016 and 2015 was 97% and 100%, respectively.
Adjusted EBITDA. EBITDA consists of net income (loss) plus depreciation and amortization, interest expense (income) and income tax expense (benefit). Adjusted EBITDA consists of EBITDA plus our non-cash stock-based compensation expense, the change in fair value of our warrant liability and contingent consideration liability, puttable stock compensation, severance costs, acquisition compensation costs, purchase accounting adjustment to deferred revenue and acquisition related costs. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.
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
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(5,686,183)	$(6,950,176)
Depreciation and amortization	1,683,162	1,556,956
Interest expense	200,380	124,933
Interest income	(21,628)	(11,948)
Income tax expense	72,354	102,275
EBITDA	(3,751,915)	(5,177,960)
Stock-based compensation	1,348,521	1,717,299
Puttable stock compensation	—	13,691
Change in fair value of contingent consideration liability	(20,000)	(287,441)
Purchase accounting deferred revenue adjustment	69,095	261,268
Acquisition compensation costs	283,977	136,911
Acquisition related costs	5,420	731,483
Adjusted EBITDA	$(2,064,902)	$(2,604,749)
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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel and related costs of our hosting, support, and content teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, software license fees, hosting costs, Internet connectivity, depreciation expenses directly related to delivering our solution, as well as amortization of capitalized software development costs. We generally expense our cost of subscription revenue as we incur the costs. Full year cost of subscription revenue for 2016 is expected to be consistent or higher compared to 2015 expenses.
Cost of Professional Services Revenue. Cost of professional services revenue consists primarily of personnel and related costs of our professional services team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, the costs of contracted third-party vendors, reimbursable expenses and depreciation, amortization and other allocated costs. As our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expense our cost of professional services revenue as we incur the costs. Full year cost of professional services revenue for 2016 is expected to decrease compared to 2015 expenses.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes and stock-based compensation. It also includes the costs of promotional events, corporate communications, online marketing, solution marketing and other brand-building activities, in addition to depreciation, amortization and other allocated costs. When the initial customer contract is signed and upon any renewal, we capitalize and amortize commission costs as an expense ratably over the term of the related customer contract in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, we recognize the unamortized portion of any deferred commission cost as an expense immediately upon such termination. We believe that sales and marketing expenses for the full year 2016 as a percentage of revenue will be consistent with 2015 expenses.
Research and Development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and costs of certain third-party contractors, as well as depreciation, amortization and other allocated costs. We capitalize research and development costs related to the development of our solution modules and amortize them over their useful life. We have devoted our solution modules development efforts primarily to enhancing the functionality and expanding the capabilities of our solution. We believe that our research and development expenses for the full year 2016 as a percentage of revenue will be consistent with 2015 expenses.
General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and depreciation, amortization and other allocated costs. We believe that general and administrative expenses for the full year 2016 will be consistent or higher than 2015 expenses as we grow our operations and operate as a public company.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest income on our cash balances, and interest expense on outstanding debt and capital lease obligations.
Income Tax Expense
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the three months ended March 31, 2016 is exclusively related to actual foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, primarily in India and the United Kingdom. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We have not yet made a determination regarding the potential impact of these limitations. Moreover, in the event we have future changes in ownership, the availability of net operating losses could be further limited.
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
During the three months ended March 31, 2016, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K that we filed with the SEC on March 16, 2016.
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

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Subscription	$12,438,984	$10,341,350
Professional services	4,525,688	4,852,775
Total revenue	16,964,672	15,194,125
Cost of revenue:
Cost of subscription revenue	5,049,875	4,388,240
Cost of professional services revenue	3,967,701	3,816,518
Total cost of revenue	9,017,576	8,204,758
Gross profit	7,947,096	6,989,367
Operating expenses:
Sales and marketing	5,495,541	5,715,141
Research and development	3,887,996	3,625,719
General and administrative	3,998,636	4,383,423
Total operating expenses	13,382,173	13,724,283
Loss from operations	(5,435,077)	(6,734,916)
Interest income	21,628	11,948
Interest expense	(200,380)	(124,933)
Loss before income taxes	(5,613,829)	(6,847,901)
Income tax expense	72,354	102,275
Net loss	$(5,686,183)	$(6,950,176)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Subscription	73%	68%
Professional services	27	32
Total revenue	100	100
Cost of revenue:
Cost of subscription revenue (1)	41	42
Cost of professional services revenue (1)	88	79
Total cost of revenue	53	54
Gross profit	47	46
Operating expenses:
Sales and marketing	32	38
Research and development	23	24
General and administrative	24	29
Total operating expenses	79	91
Loss from operations	(32)	(45)
Interest income	0	0
Interest expense	(1)	(1)
Loss before income taxes	(33)	(46)
Income tax expense	0	1
Net loss	(33)%	(47)%
(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue:
	Three Months Ended March 31,		Change
	2016	2015	$	%
Subscription	$12,438,984	$10,341,350	$2,097,634	20.3%
Professional services	4,525,688	4,852,775	(327,087)	(6.7)%
Total revenue	$16,964,672	$15,194,125	$1,770,547	11.7%
Subscription Revenue. The increase was primarily related to an increase in both enterprise and mid-market customers for the three months ended March 31, 2016 compared to 2015. Our increase in customer count is related to our sales and marketing efforts. Also, the increase in revenue was aided by the recognition of a full quarter of revenue from ecVision in 2016 compared to one month in 2015. We acquired ecVision in March 2015.
Professional Services Revenue. The decrease in professional services revenue was primarily due to less demand for our services from both new and existing customers offset by an increase due to recognition of a full quarter of revenue from ecVision in 2016 compared to one month in 2015.
Total Revenue. Revenue from international customers accounted for 22% and 18% of total revenue for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, no customer accounted for more than 10% of total revenue.

Cost of Revenue:
	Three Months Ended March 31,		Change
	2016	2015	$	%
Cost of subscription revenue	$5,049,875	$4,388,240	$661,635	15.1%
Cost of professional services revenue	3,967,701	3,816,518	151,183	4.0%
Total cost of revenue	$9,017,576	$8,204,758	$812,818	9.9%
Cost of Subscription Revenue. The increase in dollar amount was primarily the result of higher employee costs of $0.4 million and higher depreciation, amortization and other allocated costs of $0.2 million.
Cost of Professional Services Revenue. The increase in dollar amount was primarily for higher employee costs of $0.3 million offset by a $0.2 million decrease for employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team.

Operating Expenses:
	Three Months Ended March 31,		Change
	2016	2015	$	%
Sales and marketing	$5,495,541	$5,715,141	$(219,600)	(3.8)%
Research and development	3,887,996	3,625,719	262,277	7.2%
General and administrative	3,998,636	4,383,423	(384,787)	(8.8)%
Total operating expenses	$13,382,173	$13,724,283	$(342,110)	(2.5)%
Sales and Marketing Expenses. The decrease in dollar amount was primarily due to lower costs of $0.3 million for North American and European marketing events and lower travel and recruiting costs of $0.2 million offset by higher commission costs of $0.3 million.
Research and Development Expenses. The increase in dollar amount was the result of higher employee costs of $0.4 million, higher acquisition-related compensation costs of $0.1 million and an increase of $0.2 million for employee-related costs transferred from our professional services organization as they temporarily assisted our engineering team. This was offset by a decrease of $0.5 million for higher employee costs capitalized in the three months ended March 31, 2016 compared to 2015.
General and Administrative Expenses. The decrease in dollar amount was primarily for lower stock compensation costs of $0.3 million, lower professional fees of $0.6 million and lower depreciation, amortization and other allocated costs of $0.2 million. This was offset by increases of $0.2 million in rent, $0.3 million for fair value mark-to-market treatment for contingent consideration related to the ecVision acquisition in March 2015 and $0.2 million in employee compensation costs.

Income Tax Expense:
	Three Months Ended March 31,		Change
	2016	2015	$	%
Income tax expense	$72,354	$102,275	(29,921)	(29.3)%
Income Tax Expense. Income tax expense is primarily related to our foreign operations.
Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$3,054,385	$(3,021,665)
Investing activities	(694,957)	(26,509,414)
Financing activities	(2,109,125)	20,432,628

	March 31,	December 31,
	2016	2015
Cash and cash equivalents	$17,599,856	$17,854,523
Accounts receivable, net	$15,250,744	$18,308,547
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
Net Cash Flows from Operating Activities
For the three months ended March 31, 2016, net cash provided by operating activities was $3.1 million, which reflects our net loss of $5.7 million, adjusted for non-cash charges of $3.5 million consisting primarily of $1.3 million for stock-based compensation and $1.7 million for depreciation and amortization. Additionally, we had a $5.3 million increase in our working capital accounts consisting primarily of a decrease of $2.9 million in accounts receivable, a net increase in accrued expenses and other liabilities of $0.9 million, and an increase in deferred revenue of $0.9 million.
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
Our deferred revenue was $33.8 million at March 31, 2016 and $32.9 million at December 31, 2015. The increase in deferred revenue reflects the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue, which are then recognized ratably over the remaining term of the subscription agreement.
Net Cash Flows from Investing Activities
For the three months ended March 31, 2016, net cash used in investing activities was $0.7 million and consist of various capital expenditures of $0.1 million and capitalization of $0.7 million of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our employees.

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
Net Cash Flows from Financing Activities
For the three months ended March 31, 2016, net cash used in financing activities was $2.1 million and consists of net payments for our revolving credit facility of $1.8 million and capital lease repayments of $0.4 million.
For the three months ended March 31, 2015, net cash provided by financing activities was $20.4 million and consists of proceeds from our term loan of $20.0 million and $1.0 million in proceeds from the exercise of stock options. This was offset for capital lease repayments of $0.4 million and costs of $0.2 million related to the term loan.
Credit Agreement
In connection with the ecVision acquisition (Note 3), in March 2015 we entered into a credit agreement providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver), that was amended in November 2015 to allow for a borrowing limit of $10,000,000, and includes a $2,000,000 sublimit for the issuance of letters of credit. The maturity date of the credit agreement is March 4, 2018. The credit agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of March 31, 2016, we were in compliance with all the reporting and financial covenants.
The outstanding balance for the Term Loan as of March 31, 2016 was $14,441,915, net of unaccreted discount of $120,586 and the outstanding balance under the Revolver was $3,250,000. For the period ended March 31, 2016, the interest rate used was 4.14% for the Term Loan and 5.00% for the Revolver.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Historically, we have incurred net losses and negative cash flows from operations and have an accumulated deficit of $141,890,009 as of March 31, 2016. Our primary sources of liquidity have been proceeds from our IPO, cash and cash equivalents, accounts receivable, cash from operations and borrowings from our credit facility.
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
Based upon our existing cash balance, borrowings and our projected operating results, management believes that we have adequate resources to satisfy our liquidity requirements through at least the first half of 2017.

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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of March 31, 2016 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective for the purposes stated above.
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
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors we previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 16, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2016, we issued 6,506 shares of common stock in full satisfaction of provisions of the EasyCargo purchase agreement. The issuance of such shares of common stock was exempt from the registration requirement of the Securities Act pursuant to Section 4(a)(2) thereof.
Use of Proceeds
As of March 31, 2016, we have used a portion of the proceeds from our IPO in 2014 for the repayment of debt and general corporate purposes including the purchase price for the acquisition of ecVision. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to rule 424(b) under the Securities Act on March 24, 2014.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On May 5, 2016, we entered into an employment agreement with our Chief Executive Officer and President, James W. Preuninger, which replaced his prior employment agreement dated March 3, 2014 that had expired on March 3, 2016. The May 5, 2016 employment agreement is identical to the March 3, 2014 employment agreement in all respects, with the following exceptions, (i) a term of employment through December 31, 2018 with successive two-year extensions unless either party provides written notice of non-renewal at least six (6) months before the end of the then-current term of employment, (ii) a base salary adjustment to reflect a prior 2015 increase, (iii) inclusion of non-renewal by the Company as an event upon which specified compensation (including certain equity vesting) would be owed to Mr. Preuninger, similar to termination by the Company without cause or termination by Mr. Preuninger with good reason, (iv) new provisions addressing recoupment and claw-back, and (v) modification to the Confidential Information, Assignment of Rights, Non-Solicitation and Non-Competition Agreement between the Company and Mr. Preuninger (Exhibit B to the employment agreement) to increase the timeframe for non-solicitation and non-competition, upon expiration or termination, from twelve (12) months to twenty-four (24) months. The May 5, 2016 employment agreement is filed herewith as Exhibit 10.1.
Item 6.    Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBER ROAD, INC.

Date: May 9, 2016	By:	/s/ THOMAS E. CONWAY
Thomas E. Conway
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*#	Employment Agreement, dated May 5, 2016 between Amber Road, Inc. and James W. Preuninger
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

# Indicates management contract or compensatory plan or agreement
* Filed herewith
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