Form 10-Q
period 2016-06-30
Amber Road, Inc.
filed 2016-08-09
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
On July 31, 2016, the registrant had outstanding 26,460,677 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2016

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, including those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 16, 2016, and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. As used in this report, the terms "Amber Road", "we", "us", and "our" mean Amber Road, Inc. and its subsidiaries unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$16,105,290	$17,854,523
Accounts receivable, net	13,694,744	18,308,547
Unbilled receivables	409,404	1,024,861
Deferred commissions	3,891,052	3,767,432
Prepaid expenses and other current assets	2,768,704	2,003,849
Total current assets	36,869,194	42,959,212
Property and equipment, net	10,715,236	12,180,109
Goodwill	43,895,140	43,913,185
Other intangibles, net	6,906,407	7,673,661
Deferred commissions	6,781,875	7,007,518
Deposits and other assets	904,548	890,059
Total assets	$106,072,400	$114,623,744
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,328,716	$1,451,463
Accrued expenses	9,840,111	8,805,159
Current portion of capital lease obligations	1,292,771	1,598,450
Deferred revenue	31,957,271	30,532,404
Current portion of term loan, net of discount and debt financing costs	405,836	312,086
Total current liabilities	44,824,705	42,699,562
Capital lease obligations, less current portion	1,020,878	1,916,944
Deferred revenue, less current portion	2,097,914	2,393,345
Term loan, net of discount and debt financing costs, less current portion	13,958,057	14,207,850
Revolving credit facility	5,500,000	5,000,000
Other noncurrent liabilities	1,943,574	3,909,728
Total liabilities	69,345,128	70,127,429
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 26,460,677 and 26,260,459 shares at June 30, 2016 and December 31, 2015, respectively	26,461	26,261
Additional paid-in capital	184,607,505	181,457,089
Accumulated other comprehensive loss	(1,276,300)	(783,209)
Accumulated deficit	(146,630,394)	(136,203,826)
Total stockholders’ equity	36,727,272	44,496,315
Total liabilities and stockholders’ equity	$106,072,400	$114,623,744

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Subscription	$12,840,208	$11,704,722	$25,279,192	$22,046,072
Professional services	5,298,732	5,672,674	9,824,420	10,525,449
Total revenue	18,138,940	17,377,396	35,103,612	32,571,521
Cost of revenue (1):
Cost of subscription revenue	4,973,849	4,920,945	10,023,724	9,309,185
Cost of professional services revenue	4,058,867	4,746,866	8,026,568	8,563,384
Total cost of revenue	9,032,716	9,667,811	18,050,292	17,872,569
Gross profit	9,106,224	7,709,585	17,053,320	14,698,952
Operating expenses (1):
Sales and marketing	5,985,149	6,486,750	11,480,690	12,201,891
Research and development	3,999,649	3,986,639	7,887,645	7,612,358
General and administrative	3,547,907	5,078,434	7,546,543	9,461,857
Total operating expenses	13,532,705	15,551,823	26,914,878	29,276,106
Loss from operations	(4,426,481)	(7,842,238)	(9,861,558)	(14,577,154)
Interest income	29,420	16,398	51,048	28,346
Interest expense	(221,793)	(266,694)	(422,173)	(391,627)
Loss before income taxes	(4,618,854)	(8,092,534)	(10,232,683)	(14,940,435)
Income tax expense	121,531	125,916	193,885	228,191
Net loss	$(4,740,385)	$(8,218,450)	$(10,426,568)	$(15,168,626)

Net loss per common share (Note 10):
Basic and diluted	$(0.18)	$(0.32)	$(0.39)	$(0.58)
Weighted-average common shares outstanding (Note 10):
Basic and diluted	26,576,290	26,079,695	26,508,316	26,019,846

(1) Includes stock-based compensation as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of subscription revenue	$211,238	$193,804	$418,949	$388,356
Cost of professional services revenue	127,521	148,661	249,213	272,142
Sales and marketing	234,489	149,708	436,733	395,568
Research and development	276,541	186,509	542,556	493,203
General and administrative	553,925	1,169,740	1,104,784	2,016,452
	$1,403,714	$1,848,422	$2,752,235	$3,565,721

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,740,385)	$(8,218,450)	$(10,426,568)	$(15,168,626)
Other comprehensive loss:
Foreign currency translation	29,817	(124,728)	(493,091)	(176,395)
Total other comprehensive income (loss)	29,817	(124,728)	(493,091)	(176,395)
Comprehensive loss	$(4,710,568)	$(8,343,178)	$(10,919,659)	$(15,345,021)

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,426,568)	$(15,168,626)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,334,061	3,258,769
Bad debt expense	173,426	70,062
Stock-based compensation	2,752,235	3,565,721
Compensation related to puttable common stock	—	27,382
Acquisition related deferred compensation	567,954	—
Changes in fair value of contingent consideration liability	469	(287,441)
Non-cash interest expense related to debt	—	247,144
Amortization of debt financing costs and accretion of debt discount	31,457	22,764
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	5,037,522	3,698,627
Prepaid expenses and other assets	(675,686)	(322,687)
Accounts payable	(115,646)	(250,437)
Accrued expenses	779,676	(2,698,798)
Other liabilities	(1,966,098)	471,368
Deferred revenue	1,140,974	578,699
Net cash provided by (used in) operating activities	633,776	(6,787,453)
Cash flows from investing activities:
Capital expenditures	(92,097)	(626,376)
Addition of capitalized software development costs	(1,403,920)	(940,485)
Addition of intangible assets	(275,000)	(275,000)
Acquisition, net of cash acquired	—	(25,593,426)
Cash paid for deposits	(139,118)	(5,566)
Decrease in restricted cash	113,094	—
Net cash used in investing activities	(1,797,041)	(27,440,853)
Cash flows from financing activities:
Proceeds from revolving line of credit	8,750,000	—
Payments on revolving line of credit	(8,250,000)	—
Proceeds from term loan	—	20,000,000
Payments on term loan	(187,500)	—
Debt discount and financing costs	—	(186,582)
Repayments on capital lease obligations	(809,182)	(736,892)
Proceeds from the exercise of stock options	398,381	1,158,714
Net cash provided by (used in) financing activities	(98,301)	20,235,240
Effect of exchange rate on cash and cash equivalents	(487,667)	(180,390)
Net decrease in cash and cash equivalents	(1,749,233)	(14,173,456)
Cash and cash equivalents at beginning of period	17,854,523	41,242,200
Cash and cash equivalents at end of period	$16,105,290	$27,068,744

Supplemental disclosures of cash flow information:
Cash paid for interest	390,716	127,821
Non-cash property and equipment acquired under capital lease	—	948,963
Non-cash property and equipment and intangible asset purchases in accounts payable	16,691	314,662
Non-cash acquisition contingent consideration	—	713,000

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Background
Amber Road, Inc. (we, our or us) is a leading provider of a cloud-based global trade management solution, including modules for logistics contract and rate management, supply chain visibility and event management, international trade compliance, and Global Knowledge trade content database to importers and exporters, nonvessel owning common carriers (resellers), and ocean carriers. Our solution is primarily delivered using an on-demand, cloud based, delivery model. We are incorporated in the state of Delaware and our corporate headquarters are located in East Rutherford, New Jersey. We also have offices in McLean, Virginia, Raleigh, North Carolina, Munich, Germany, Bangalore, India, and Hong Kong, Shenzhen and Shanghai, China.

(2)	Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries primarily located in India, China and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2015 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2016.
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
(c) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the balance sheet date to be cash equivalents. Cash and cash equivalents at June 30, 2016 and December 31, 2015 consists of the following:

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$16,079,413	$17,741,387
Money market accounts	25,877	113,136
	$16,105,290	$17,854,523
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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
June 30, 2016	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market accounts	$25,877	$25,877	$—	$—
Restricted cash - money market accounts	56,141	56,141	—	—
Total assets measured at fair value on a recurring basis	$82,018	$82,018	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,260,000	$—	$—	$1,260,000
Total liabilities measured at fair value on a recurring basis	$1,260,000	$—	$—	$1,260,000

December 31, 2015
Assets:
Cash equivalents - money market accounts	$113,136	$113,136	$—	$—
Restricted cash - money market accounts	169,235	169,235	—	—
Total assets measured at fair value on a recurring basis	$282,371	$282,371	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,259,531	$—	$—	$1,259,531
Total liabilities measured at fair value on a recurring basis	$1,259,531	$—	$—	$1,259,531
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

Balance at December 31, 2015	$1,259,531
Mark to estimated fair value recorded as general and administrative expense	469
Balance at June 30, 2016	$1,260,000
(e) Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience, the industry, and the economy. We review our allowance for doubtful accounts monthly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Typically,

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

we record unbilled receivables for contracts on which revenue has been recognized, but for which the customer has not yet been billed.
(f) Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our customer base is principally comprised of enterprise and mid-market companies within the global trade industry. We do not require collateral from our customers. For the three and six months ended June 30, 2016 and 2015, no one customer accounted for more than 10% of our total revenue and as of June 30, 2016 and December 31, 2015, no one customer accounted for more than 10% of our total accounts receivable.
(g) Revenue
We primarily generate revenue from the sale of subscriptions and subscription-related professional services. In instances involving subscriptions, revenue is generated under customer contracts with multiple elements, which are comprised of (1) subscription fees that provide the customers with access to our on-demand application and content, unspecified solution and content upgrades, and customer support, (2) professional services associated with consulting services (primarily implementation services), and (3) transaction-related fees (including publishing services). Our initial customer contracts have contract terms from, typically, three to five years in length. Typically, the customer does not take possession of the software nor does the customer have the right to take possession of the software supporting the on-demand application service. However, in certain instances, we have customers that take possession of the software whereby the application is installed on the customer’s premises. Our subscription service arrangements typically may only be terminated for cause and do not contain refund provisions.
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
Subscription Revenue
Subscription revenue is recognized ratably over contract terms beginning on the commencement date of each contract, which is the date our service is made available to customers. Typically, amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Transaction-related revenue is recognized as the transactions occur.
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
We allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE), if available, third party evidence (TPE), if VSOE is not available, or estimated selling prices (ESP), if neither VSOE nor TPE is available. As we have been unable to establish VSOE or TPE for the elements of our arrangements, we establish the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription including various add-on modules if and when sold together without professional services, and other factors such as gross margin objectives,

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

pricing practice and growth strategy. We have established processes to determine ESP and allocate revenue in multiple-deliverable arrangements using ESP.
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
Other Revenue Items
Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and, therefore, is not included in revenue and cost of revenue in the condensed consolidated statements of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included of such customer reimbursements in professional services revenue and cost of professional services revenue for the three months ended June 30, 2016 and 2015 were $152,823 and $139,418, respectively, and were $302,031 and $243,885, for the six months ended June 30, 2016 and 2015, respectively.
(h) Cost of Revenue
Cost of subscription revenue. Cost of subscription revenue consists primarily of personnel and related costs of our hosting, support, and content teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as software license fees, hosting costs, Internet connectivity, and depreciation expenses directly related to delivering our solutions, as well as amortization of capitalized software development costs. Our cost of subscription revenue is generally expensed as the costs are incurred.
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
(i) Deferred Commissions
We defer commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and deferred upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related noncancelable customer contract and are recoverable through the related future revenue streams. Our commission costs deferred and amortized in the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commission costs deferred	$1,389,926	$396,601	$2,162,755	$1,068,367
Commission costs amortized	1,150,595	941,534	2,264,778	1,683,489
(j) Stock-Based Compensation
We recognize stock-based compensation as an expense in the condensed consolidated financial statements and measure that cost based on the estimated grant-date fair value using the Black-Scholes option pricing model.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(k) Geographic Information
Revenue by geographic location based on the billing address of our customers is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2016	2015	2016	2015
United States	$14,337,428	$13,527,804	$27,558,433	$25,983,954
International	3,801,512	3,849,592	7,545,179	6,587,567
Total revenue	$18,138,940	$17,377,396	$35,103,612	$32,571,521
Long-lived assets by geographic location is as follows:

Country	June 30, 2016	December 31, 2015
United States	$9,306,372	$10,658,129
International	1,408,864	1,521,980
Total long-lived assets	$10,715,236	$12,180,109
(l) Recent Accounting Pronouncements
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
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires an entity to record debt issuance costs as a direct deduction from the debt liability, rather than recording as a separate asset. The new standard is effective for annual reporting periods beginning after December 15, 2015. We implemented the provisions of ASU 2015-03 as of January 1, 2016. The application of this guidance decreased other assets and decreased current and long-term debt by $54,581 and $63,677, respectively, in the condensed consolidated balance sheet at December 31, 2015, and decreased other assets and decreased current and long-term debt by $54,581 and $36,387, respectively, in the condensed consolidated balance sheet at June 30, 2016.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net), which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. There are two transition methods available under the new standard, either cumulative effect or retrospective. The standard will be effective for us in the first quarter of 2018 and we are currently assessing which method we will choose for adoption and are evaluating the impact of the adoption on our condensed consolidated financial statements.

(3)	Acquisition
In March 2015, we acquired ecVision (International) Inc. (ecVision), a cloud-based provider of global sourcing and collaborative supply chain solutions for brand-focused companies. ecVision offers a cloud-based supply chain collaboration platform that optimizes product lifecycle and supply chain processes and their products help customers effectively manage their relationships with product suppliers, raw material vendors, product testing and social compliance audit firms, and global

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

logistics companies. The acquisition of ecVision expands our suite of global supply chain capabilities, allowing us to offer more services at the starting point of the global supply chain and providing greater market differentiation.
The acquisition of ecVision was accounted for under the purchase method of accounting and its operating results are included in the accompanying condensed consolidated financial statements from the date of acquisition.
As part of the purchase agreement, an earnout payment to ecVision’s former equityholders of up to $5,176,000 was to be made on June 1, 2016 if certain GAAP revenue growth metrics were achieved from April 1, 2015 through March 31, 2016. These metrics were not achieved. Therefore, no earnout payment was made on June 1, 2016.
In addition, on June 1, 2017, we will pay to ecVision’s former equityholders $3,675,000 if the founder of ecVision has not been terminated by us for “Cause” and if he has not left us without “Good Reason,” as such terms are defined in the merger agreement. The contingent retention consideration is classified within current liabilities in the condensed consolidated balance sheet and is being marked-to-market within general and administrative expense in the condensed consolidated statement of operations each quarter through March 2017, which is the end of the retention period. At June 30, 2016, the fair value of the contingent retention consideration was $1,260,000.
The revenue and net loss of the combined entity as if the acquisition date had been January 1, 2015 are as follows:

Six Months Ended June 30, 2015
Supplemental pro forma information (unaudited):
Revenue	$34,521,683
Net loss	(16,604,312)

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses, deferred revenue and other noncurrent liabilities consisted of the following:
(a) Property and Equipment

	June 30, 2016	December 31, 2015
Computer software and equipment	$16,131,106	$15,584,883
Software development costs	12,931,305	12,651,316
Furniture and fixtures	1,960,788	2,140,523
Leasehold improvements	2,933,402	3,081,861
Total property and equipment	33,956,601	33,458,583
Less: accumulated depreciation and amortization	(23,241,365)	(21,278,474)
Total property and equipment, net	$10,715,236	$12,180,109
Depreciation and amortization expense related to property and equipment was $1,270,496 and $1,392,208 for the three months ended June 30, 2016 and 2015, respectively, and was $2,573,309 and $2,698,809 for the six months ended June 30, 2016 and 2015, respectively.
Certain development costs of our software solution are capitalized in accordance with ASC Topic 350-40, Internal Use Software, which outlines the stages of computer software development and specifies when capitalization of costs is required. Projects that are determined to be in the development stage are capitalized and amortized over their useful lives of five years. Projects that are determined to be within the preliminary stage are expensed as incurred. Information related to capitalized software costs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Software costs capitalized	$682,872	$685,730	$1,403,920	$940,485
Software costs amortized (1)	458,265	$504,548	924,996	1,060,695
(1) Included in cost of subscription revenue on the accompanying condensed consolidated statements of operations.
			June 30, 2016	December 31, 2015
Capitalized software costs not yet subject to amortization			$1,469,234	$290,155

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(b) Accrued Expenses

	June 30, 2016	December 31, 2015
Accrued bonus	$1,665,469	$1,843,719
Accrued commission	2,245,925	2,989,495
Deferred rent	217,545	230,224
Accrued severance	7,048	293,828
Accrued professional fees	808,066	815,893
Accrued taxes	524,216	705,032
Accrued contingent consideration and acquisition compensation	2,765,544	29,000
Other accrued expenses	1,606,298	1,897,968
Total	$9,840,111	$8,805,159
(c) Deferred revenue

	June 30, 2016	December 31, 2015
Current:
Subscription revenue	$30,485,382	$28,766,188
Professional services revenue	1,471,889	1,455,578
Other	—	310,638
Total current	31,957,271	30,532,404
Noncurrent:
Subscription revenue	169,421	375,244
Professional services revenue	1,928,493	2,018,101
Total noncurrent	2,097,914	2,393,345
Total deferred revenue	$34,055,185	$32,925,749
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
(d) Other Noncurrent Liabilities

	June 30, 2016	December 31, 2015
Deferred rent	$1,943,574	$1,732,607
Acquisition contingent consideration liability	—	1,230,531
Acquisition compensation costs	—	946,590
Total	$1,943,574	$3,909,728

(5)	Leases
We have several noncancelable operating leases that expire through 2024. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended June 30, 2016 and 2015 was approximately $959,000 and $955,000, respectively, and was $1,904,000 and $1,703,000 for the six months ended June 30, 2016 and 2015, respectively, and is allocated to various line items in the condensed consolidated statements of operations.
The carrying value of assets recorded under capital leases was $1,971,114 and $2,862,025 as of June 30, 2016 and December 31, 2015, respectively, which includes accumulated amortization of $4,912,566 and $4,021,656, respectively. Amortization of assets held under capital leases is allocated to various line items in the condensed consolidated statements of operations.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of June 30, 2016 are as follows:

	Capital Leases	Operating Leases
Remainder of 2016	$715,846	$2,265,384
2017	1,024,077	4,110,437
2018	451,082	3,157,441
2019	241,016	3,169,983
2020	97,789	2,329,109
2021 and thereafter	—	3,575,948
Total minimum lease payments	2,529,810	$18,608,302
Less amount representing interest	(216,161)
Present value of net minimum capital lease payments	2,313,649
Less current installments of obligations under capital leases	(1,292,771)
Obligations under capital leases excluding current installments	$1,020,878

(6)	Debt
In connection with the ecVision acquisition (Note 3), in March 2015 we entered into a credit agreement providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver), that was amended in November 2015 to allow for a borrowing limit of $10,000,000, and includes a $2,000,000 sublimit for the issuance of letters of credit. The maturity date of the credit agreement is March 4, 2018. The credit agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of June 30, 2016, we were in compliance with all the reporting and financial covenants.
The outstanding balance for the Term Loan as of June 30, 2016 was $14,363,893, net of unaccreted discount and deferred financing costs of $104,857 and the outstanding balance under the Revolver was $5,500,000. For the period ended June 30, 2016, the interest rate used was 4.14% for the Term Loan and 5.00% for the Revolver.
The following table reflects the schedule of principal payments for the Term Loan as of June 30, 2016:

Principal Payments
Remainder of 2016	$187,500
2017	656,250
2018	13,625,000
$14,468,750

(7)	Stockholders' Equity
Common Stock
The following table presents our activity for common stock during the six months ended June 30, 2016:

	Shares	Amount
Balance at December 31, 2015	26,260,459	$26,261
Exercise of common stock options	182,448	182
Common stock issued for contingent consideration	6,506	7
Issuance of common stock for vested restricted stock units	11,264	11
Balance at June 30, 2016	26,460,677	$26,461

(8)	Stock-based Compensation
Our 2012 Omnibus Incentive Compensation Plan (the 2012 Plan) allows us to grant common stock options, restricted stock units (RSUs), including performance-based restricted stock units (PSUs), and restricted stock awards to our employees (including officers), non-employee consultants and non-employee directors and those of our affiliates. As of June 30, 2016, we had authorized 5,146,696 awards to be issued under the 2012 Plan, had 3,779,344 options outstanding, 958,163 RSUs outstanding, of which 310,545 were PSUs, and 82,637 awards were available for future grant.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Under our 2002 stock option plan (the 2002 Plan), we had 4,939,270 shares authorized and 651,135 options outstanding as of June 30, 2016. The 2002 Plan expired in 2012 and we are no longer making grants under it.
Stock Options
The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	*	*	1.29%	1.71 - 1.72%
Expected volatility	*	*	33.37%	37.41 - 39.32%
Expected dividend yield	*	*	—	—
Expected life in years	*	*	6.25	6.25
Weighted average fair value of options granted	*	*	$1.32	$3.35
* There were no options granted during the three months ended June 30, 2016 and 2015.
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

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2015	4,402,943	$1.75 - $15.90	$9.38
Granted	248,728	$3.74	3.74
Exercised	(182,448)	$1.75 - $4.06	2.18
Canceled	—	—	—
Expired	(38,744)	$1.75	1.75
Balance at June 30, 2016	4,430,479	$1.75 - $15.90	9.42
The total intrinsic value of options exercised during the six months ended June 30, 2016 was $492,391. Options outstanding and exercisable under the 2002 Plan and the 2012 Plan at June 30, 2016 were as follows:

			Options Outstanding			Options Exercisable
Exercise Price Per Share			Options Outstanding	Weighted Average Remaining Contractual Life	Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value
$1.75	-	$ 2.68	649,485	4.3 years	$3,462,422	624,435	4.3 years	$3,336,421
$2.74	-	$ 4.13	411,978	6.9 years	1,678,198	125,250	0.6 years	554,707
$5.57	-	$ 9.06	1,194,878	8.2 years	446,517	503,711	7.9 years	331,538
$12.62	-	$15.90	2,174,138	8.1 years	—	951,587	8.1 years	—
			4,430,479		$5,587,137	2,204,983		$4,222,666
The weighted average exercise price and weighted average remaining term of fully vested options as of June 30, 2016 are $8.39 and 6.5 years, respectively.
As of June 30, 2016 and December 31, 2015, there was $9,362,409 and $11,268,573, respectively, of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.2 years.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units
The following table is a summary of our RSU activity for the six months ended June 30, 2016:

	Number of RSU's Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	392,522	$8.07
Granted	647,618	3.77
Vested	(81,977)	8.08
Balance at June 30, 2016	958,163	5.16
Unvested RSUs at June 30, 2016 have a weighted-average grant date fair value of $5.16 per share. Unrecognized stock-based compensation with respect to non-vested RSUs was $2,013,883 as of June 30, 2016 and was expected to be recognized over a weighted-average period of 3.0 years.

(9)	Income Taxes
Our income tax provision for the three and six months ended June 30, 2016 and 2015 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three and six months ended June 30, 2016 is primarily related to current foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at June 30, 2016 and December 31, 2015.
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
The Internal Revenue Code contains provisions that limit the yearly utilization of net operating loss carryforwards if there has been an ownership change, as defined. Such an ownership change, as described in Section 382 of the Internal Revenue Code, may limit our ability to utilize our NOL carryforwards on a yearly basis. As a result, to the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amount is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. We have not yet made a determination regarding the potential impact of these amounts.
We believe that we have not taken an uncertain tax position on prior tax filings and therefore have not recorded a liability for unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years 2012 and forward remain open for examination for federal tax purposes and for our more significant state tax jurisdictions. To the extent utilized in future years tax returns, NOL carryforwards at December 31, 2015 will remain subject to examination until the respective tax year is closed. In May 2016, we concluded an examination by the U.S. Internal Revenue Service, in connection with the 2012 tax year. The result of such examination was the reduction of federal net operating loss carryforwards aggregating approximately $1,200,000.

(10)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted net loss per share:
Numerator:
Net loss	$(4,740,385)	$(8,218,450)	$(10,426,568)	$(15,168,626)
Denominator:
Weighted average shares outstanding	26,576,290	26,079,695	26,508,316	26,019,846
Basic and diluted net loss per share	$(0.18)	$(0.32)	$(0.39)	$(0.58)

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options outstanding	4,430,479	4,749,613	4,430,479	4,749,613
Restricted stock units	958,163	519,439	958,163	519,439
	5,388,642	5,269,052	5,388,642	5,269,052

(11)	Commitments and Contingencies
(a) Legal Proceedings
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.
(b) Other
Under the indemnification clauses of our standard customer agreements, we guarantee to defend and indemnify the customer against any claim based upon any failure to satisfy the warranty set forth in the contract associated with infringements of any patent, copyright, trade secret, or other intellectual property right. At present, we do not expect to incur any infringement liability as a result of the customer indemnification clauses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and cash flows should be read in conjunction with (i) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (ii) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2016. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and in Item 1A in our Annual Report on Form 10-K.
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
We deliver our GTM solution using a Software-as-a-Service (SaaS) model and leverage a highly flexible technology framework to quickly and efficiently meet our customers’ unique requirements around the world. It can be delivered in individual modules or as a suite, depending on our customers’ needs.
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
We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, the growth of our business and our future success are dependent upon many factors, including our ability to innovate in the face of a rapidly changing technology landscape, manage our future growth effectively and in a cost effective manner, grow our customer base, expand deployment of our solution within existing customers and focus on customer satisfaction. Our management team continuously focuses on these and other challenges. However, we cannot assure you that we will be successful in addressing and managing these and the many challenges and risks that we face.
Key Metrics
We regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the quarters ended June 30, 2016 and 2015 was 99% and 99%, respectively.
Adjusted EBITDA. EBITDA consists of net income (loss) plus depreciation and amortization, interest expense (income) and income tax expense (benefit). Adjusted EBITDA consists of EBITDA plus our non-cash stock-based compensation expense, the change in fair value of contingent consideration liability, puttable stock compensation, acquisition compensation costs, purchase accounting adjustment to deferred revenue and acquisition related costs. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.
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
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,740,385)	$(8,218,450)	$(10,426,568)	$(15,168,626)
Depreciation and amortization	1,650,899	1,701,813	3,334,061	3,258,769
Interest expense	221,793	266,694	422,173	391,627
Interest income	(29,420)	(16,398)	(51,048)	(28,346)
Income tax expense	121,531	125,916	193,885	228,191
EBITDA	(2,775,582)	(6,140,425)	(6,527,497)	(11,318,385)
Stock-based compensation	1,403,714	1,848,422	2,752,235	3,565,721
Puttable stock compensation	—	13,691	—	27,382
Change in fair value of contingent consideration liability	20,469	—	469	(287,441)
Purchase accounting deferred revenue adjustment	—	511,825	69,095	773,093
Acquisition compensation costs	283,977	407,533	567,954	544,444
Acquisition related costs	—	416,738	5,420	1,148,221
Adjusted EBITDA	$(1,067,422)	$(2,942,216)	$(3,132,324)	$(5,546,965)
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

Subscription Revenue. We derive our subscription revenue from fees paid to us by our customers for access to our solution. Typically, we recognize the revenue associated with subscription agreements ratably on a straight-line basis over the term of the agreement, provided all criteria required for revenue recognition have been met.
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
General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and depreciation, amortization and other allocated costs. We believe that our general and administrative expenses for the full year 2016 as a percentage of revenue will be consistent with or slightly lower than 2015 expenses.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest income on our cash balances, and interest expense on outstanding debt and capital lease obligations.
Income Tax Expense
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the three and six months ended June 30, 2016 is primarily related to actual foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, primarily in India and the United Kingdom. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We have not yet made a determination regarding the potential impact of these limitations. Moreover, in the event we have future changes in ownership, the availability of net operating losses could be further limited. Additionally, in May 2016, we concluded an examination by the U.S. Internal Revenue Service, in connection with the 2012 tax year. The result of such examination was the reduction of federal net operating loss carryforwards aggregating approximately $1,200,000.
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
During the six months ended June 30, 2016, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K that we filed with the SEC on March 16, 2016.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Subscription	$12,840,208	$11,704,722	$25,279,192	$22,046,072
Professional services	5,298,732	5,672,674	9,824,420	10,525,449
Total revenue	18,138,940	17,377,396	35,103,612	32,571,521
Cost of revenue:
Cost of subscription revenue	4,973,849	4,920,945	10,023,724	9,309,185
Cost of professional services revenue	4,058,867	4,746,866	8,026,568	8,563,384
Total cost of revenue	9,032,716	9,667,811	18,050,292	17,872,569
Gross profit	9,106,224	7,709,585	17,053,320	14,698,952
Operating expenses:
Sales and marketing	5,985,149	6,486,750	11,480,690	12,201,891
Research and development	3,999,649	3,986,639	7,887,645	7,612,358
General and administrative	3,547,907	5,078,434	7,546,543	9,461,857
Total operating expenses	13,532,705	15,551,823	26,914,878	29,276,106
Loss from operations	(4,426,481)	(7,842,238)	(9,861,558)	(14,577,154)
Interest income	29,420	16,398	51,048	28,346
Interest expense	(221,793)	(266,694)	(422,173)	(391,627)
Loss before income taxes	(4,618,854)	(8,092,534)	(10,232,683)	(14,940,435)
Income tax expense	121,531	125,916	193,885	228,191
Net loss	$(4,740,385)	$(8,218,450)	$(10,426,568)	$(15,168,626)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Subscription	71%	67%	72%	68%
Professional services	29	33	28	32
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription revenue (1)	39	42	40	42
Cost of professional services revenue (1)	77	84	82	81
Total cost of revenue	50	56	51	55
Gross profit	50	44	49	45
Operating expenses:
Sales and marketing	33	37	33	37
Research and development	22	23	22	23
General and administrative	20	29	21	29
Total operating expenses	75	89	76	89
Loss from operations	(25)	(45)	(27)	(44)
Interest income	0	0	0	0
Interest expense	(1)	(2)	(1)	(1)
Loss before income taxes	(26)	(47)	(28)	(45)
Income tax expense	1	1	1	1
Net loss	(27)%	(48)%	(29)%	(46)%
(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenue:
	Three Months Ended June 30,		Change
	2016	2015	$	%
Subscription	$12,840,208	$11,704,722	$1,135,486	9.7%
Professional services	5,298,732	5,672,674	(373,942)	(6.6)%
Total revenue	$18,138,940	$17,377,396	$761,544	4.4%
Subscription Revenue. The increase was primarily related to an increase in both enterprise and mid-market customers for the three months ended June 30, 2016 compared to 2015. Our increase in customers is related to our sales and marketing efforts.
Professional Services Revenue. The decrease was primarily due to our Quick Start program, which allows new customers to implement our solution quicker, and less demand for our services from existing customers.
Total Revenue. Revenue from international customers accounted for 21% and 22% of total revenue for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, no customer accounted for more than 10% of total revenue.

Cost of Revenue:
	Three Months Ended June 30,		Change
	2016	2015	$	%
Cost of subscription revenue	$4,973,849	$4,920,945	$52,904	1.1%
Cost of professional services revenue	4,058,867	4,746,866	(687,999)	(14.5)%
Total cost of revenue	$9,032,716	$9,667,811	$(635,095)	(6.6)%
Cost of Subscription Revenue. The increase in dollar amount was primarily the result of higher employee related costs of $0.1 million and higher software maintenance costs of $0.1 million offset by a decrease in depreciation, amortization and other allocated costs of $0.1 million.
Cost of Professional Services Revenue. The decrease in dollar amount was primarily the result of lower employee costs of $0.4 million due to lower average headcount and a $0.2 million decrease for employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team.

Operating Expenses:
	Three Months Ended June 30,		Change
	2016	2015	$	%
Sales and marketing	$5,985,149	$6,486,750	$(501,601)	(7.7)%
Research and development	3,999,649	3,986,639	13,010	0.3%
General and administrative	3,547,907	5,078,434	(1,530,527)	(30.1)%
Total operating expenses	$13,532,705	$15,551,823	$(2,019,118)	(13.0)%
Sales and Marketing Expenses. The decrease in dollar amount was primarily due to lower costs for North American and European marketing events of $0.2 million and lower travel costs of $0.2 million. Also, there were lower employee costs of $0.3 million due to lower average headcount offset by higher commission costs of $0.2 million.
Research and Development Expenses. Research and development costs in total remained consistent compared to 2015. There was a decrease in employee costs of $0.2 million due to lower average headcount that was offset by an increase of $0.2 million for employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team.
General and Administrative Expenses. The decrease in dollar amount was primarily for lower stock compensation costs of $0.6 million, professional fees of $0.4 million, and taxes of $0.6 million.

Income Tax Expense:
	Three Months Ended June 30,		Change
	2016	2015	$	%
Income tax expense	$121,531	$125,916	(4,385)	(3.5)%
Income Tax Expense. Income tax expense is primarily related to our foreign operations.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenue:
	Six Months Ended June 30,		Change
	2016	2015	$	%
Subscription	$25,279,192	$22,046,072	$3,233,120	14.7%
Professional services	9,824,420	10,525,449	(701,029)	(6.7)%
Total revenue	$35,103,612	$32,571,521	$2,532,091	7.8%
Subscription Revenue. The increase was primarily related to increases in both enterprise and mid-market customers for the six months ended June 30, 2016 when compared to 2015. We have increased our customer count through our increased sales and marketing efforts. Also, the increase in revenue was aided by the recognition of a full six months of revenue from ecVision in 2016 compared to four months in 2015. We acquired ecVision in March 2015.
Professional Services Revenue. The decrease was primarily due to our Quick Start program, which allows new customers to implement our solution quicker, and less demand for our services from existing customers.
Total Revenue. Revenue from international customers accounted for 22% and 20% of total revenue for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, no customer accounted for more than 10% of total revenue.

Cost of Revenue:
	Six Months Ended June 30,		Change
	2016	2015	$	%
Cost of subscription revenue	$10,023,724	$9,309,185	$714,539	7.7%
Cost of professional services revenue	8,026,568	8,563,384	(536,816)	(6.3)%
Total cost of revenue	$18,050,292	$17,872,569	$177,723	1.0%
Cost of Subscription Revenue. The increase in dollar amount was primarily for higher employee costs of $0.5 million primarily due to higher average headcount.
Cost of Professional Services Revenue. The decrease in dollar amount was primarily for lower employee costs of $0.2 million due to lower average headcount and a $0.3 million decrease for employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team. Also, there was a decrease in travel costs of $0.1 million offset by an increase of $0.1 million in depreciation, amortization and other allocated costs.

Operating Expenses:
	Six Months Ended June 30,		Change
	2016	2015	$	%
Sales and marketing	$11,480,690	$12,201,891	$(721,201)	(5.9)%
Research and development	7,887,645	7,612,358	275,287	3.6%
General and administrative	7,546,543	9,461,857	(1,915,314)	(20.2)%
Total operating expenses	$26,914,878	$29,276,106	$(2,361,228)	(8.1)%
Sales and Marketing Expenses. The decrease in dollar amount was primarily due to a $0.5 million decrease in costs for North American and European marketing events, a $0.3 million decrease in travel costs, and $0.3 million in lower employee costs. This was offset by a $0.4 million increase in commission costs.
Research and Development Expenses. The increase in dollar amount was the result of higher employee costs of $0.4 million related to new hires and $0.3 million of employee-related costs transferred from our professional services organization as they temporarily assisted our engineering team. This was offset by higher software development costs capitalized in the period of $0.5 million.
General and Administrative Expenses. The decrease in dollar amount was primarily due to decreases in professional fees of $1.0 million for lower legal and accounting fees, $0.6 million in miscellaneous taxes and $0.5 million in lower stock compensation costs offset by an increase in rent costs of $0.2 million.

Income Tax Expense:
	Six Months Ended June 30,		Change
	2016	2015	$	%
Income tax expense	$193,885	$228,191	(34,306)	(15.0)%
Income Tax Expense (Benefit). Income tax expense (benefit) is primarily related to our foreign operations.
Liquidity and Capital Resources

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$633,776	$(6,787,453)
Investing activities	(1,797,041)	(27,440,853)
Financing activities	(98,301)	20,235,240

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$16,105,290	$17,854,523
Accounts receivable, net	13,694,744	18,308,547
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
Net Cash Flows from Operating Activities
For the six months ended June 30, 2016, net cash provided by operating activities was $0.6 million, which reflects our net loss of $10.4 million, adjusted for non-cash charges of $6.9 million consisting primarily of $2.8 million for stock-based compensation and $3.3 million for depreciation and amortization. Additionally, we had a $4.2 million increase in our working capital accounts consisting primarily of a decrease of $5.0 million in accounts receivable and an increase in deferred revenue of $1.1 million.
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
Our deferred revenue was $34.1 million at June 30, 2016 and $32.9 million at December 31, 2015. The increase in deferred revenue reflects the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue, which are then recognized ratably over the remaining term of the subscription agreement.
Net Cash Flows from Investing Activities
For the six months ended June 30, 2016, net cash used in investing activities was $1.8 million and consist of various capital expenditures of $0.1 million and $1.4 million for capitalization of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our employees.

For the six months ended June 30, 2015, net cash used in investing activities was $27.4 million, of which $25.6 million is related to the acquisition of ecVision. Investing activities also consist of various capital expenditures of $0.6 million and capitalization of $0.9 million of software development costs.
Net Cash Flows from Financing Activities
For the six months ended June 30, 2016, net cash used in financing activities was $0.1 million and consists of capital lease repayments of $0.8 million and term loan repayments of $0.2 million offset by net borrowings from our revolving credit facility of $0.5 million and proceeds from the exercise of stock options of $0.4 million.
For the six months ended June 30, 2015, net cash provided by financing activities was $20.2 million and consists of proceeds from our term loan of $20.0 million and $1.2 million in proceeds from the exercise of stock options. This was offset for capital lease repayments of $0.7 million and costs of $0.2 million related to the term loan.
Credit Agreement
In connection with the ecVision acquisition (Note 3), in March 2015 we entered into a credit agreement providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver), that was amended in November 2015 to allow for a borrowing limit of $10,000,000, and includes a $2,000,000 sublimit for the issuance of letters of credit. The maturity date of the credit agreement is March 4, 2018. The credit agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of June 30, 2016, we were in compliance with all the reporting and financial covenants.
The outstanding balance for the Term Loan as of June 30, 2016 was $14,363,893, net of unaccreted discount of $104,857 and the outstanding balance under the Revolver was $5,500,000. For the period ended June 30, 2016, the interest rate used was 4.14% for the Term Loan and 5.00% for the Revolver.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Historically, we have incurred net losses and negative cash flows from operations and have an accumulated deficit of $146,630,394 as of June 30, 2016. Our primary sources of liquidity have been proceeds from our IPO, cash and cash equivalents, accounts receivable, cash from operations and borrowings from our credit facility.
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
Interest Rate Sensitivity. Interest income is sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our investments, which are primarily cash and cash equivalents, we believe there is no material risk of exposure. Although interest expense related to our credit agreement is sensitive to changes in the Prime rate and the LIBOR rate, we believe that we have no material risk of exposure.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of June 30, 2016 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective for the purposes stated above.
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
None.
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

AMBER ROAD, INC.

Date: August 9, 2016	By:	/s/ THOMAS E. CONWAY
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