Form 10-Q
period 2016-09-30
Amber Road, Inc.
filed 2016-11-10
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
On October 31, 2016, the registrant had outstanding 26,819,429 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2016

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$15,640,460	$17,854,523
Accounts receivable, net	12,814,302	18,308,547
Unbilled receivables	620,537	1,024,861
Deferred commissions	4,318,424	3,767,432
Prepaid expenses and other current assets	2,216,621	2,003,849
Total current assets	35,610,344	42,959,212
Property and equipment, net	10,107,203	12,180,109
Goodwill	43,902,247	43,913,185
Other intangibles, net	6,528,042	7,673,661
Deferred commissions	8,292,329	7,007,518
Deposits and other assets	929,465	890,059
Total assets	$105,369,630	$114,623,744
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,026,892	$1,451,463
Accrued expenses	12,028,437	8,805,159
Current portion of capital lease obligations	1,212,737	1,598,450
Deferred revenue	30,921,690	30,532,404
Current portion of term loan, net of discount and debt financing costs	499,586	312,086
Total current liabilities	45,689,342	42,699,562
Capital lease obligations, less current portion	1,028,088	1,916,944
Deferred revenue, less current portion	1,964,573	2,393,345
Term loan, net of discount and debt financing costs, less current portion	13,786,286	14,207,850
Revolving credit facility	5,500,000	5,000,000
Other noncurrent liabilities	1,883,861	3,909,728
Total liabilities	69,852,150	70,127,429
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 26,813,663 and 26,260,459 shares at September 30, 2016 and December 31, 2015, respectively	26,814	26,261
Additional paid-in capital	187,131,345	181,457,089
Accumulated other comprehensive loss	(1,219,035)	(783,209)
Accumulated deficit	(150,421,644)	(136,203,826)
Total stockholders’ equity	35,517,480	44,496,315
Total liabilities and stockholders’ equity	$105,369,630	$114,623,744

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Subscription	$14,079,394	$12,126,795	$39,358,586	$34,172,867
Professional services	4,771,407	5,209,392	14,595,827	15,734,841
Total revenue	18,850,801	17,336,187	53,954,413	49,907,708
Cost of revenue (1):
Cost of subscription revenue	4,964,971	5,129,733	14,988,695	14,438,918
Cost of professional services revenue	3,845,548	4,410,948	11,872,116	12,974,332
Total cost of revenue	8,810,519	9,540,681	26,860,811	27,413,250
Gross profit	10,040,282	7,795,506	27,093,602	22,494,458
Operating expenses (1):
Sales and marketing	5,488,309	5,994,557	16,968,999	18,196,448
Research and development	4,231,492	4,288,389	12,119,137	11,900,747
General and administrative	3,782,591	3,543,956	11,329,134	13,005,813
Total operating expenses	13,502,392	13,826,902	40,417,270	43,103,008
Loss from operations	(3,462,110)	(6,031,396)	(13,323,668)	(20,608,550)
Interest income	4,810	20,814	55,858	49,160
Interest expense	(221,370)	(263,133)	(643,543)	(654,760)
Loss before income taxes	(3,678,670)	(6,273,715)	(13,911,353)	(21,214,150)
Income tax expense (benefit)	112,580	(10,722)	306,465	217,469
Net loss	$(3,791,250)	$(6,262,993)	$(14,217,818)	$(21,431,619)

Net loss per common share (Note 10):
Basic and diluted	$(0.14)	$(0.24)	$(0.53)	$(0.82)
Weighted-average common shares outstanding (Note 10):
Basic and diluted	26,809,137	26,204,955	26,609,322	26,082,227

(1) Includes stock-based compensation as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of subscription revenue	$219,120	$271,603	$638,069	$659,959
Cost of professional services revenue	128,254	163,527	377,467	435,669
Sales and marketing	238,324	302,850	675,057	698,418
Research and development	304,501	368,035	847,057	861,238
General and administrative	564,626	982,317	1,669,410	2,998,769
	$1,454,825	$2,088,332	$4,207,060	$5,654,053

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(3,791,250)	$(6,262,993)	$(14,217,818)	$(21,431,619)
Other comprehensive loss:
Foreign currency translation	57,265	(41,826)	(435,826)	(218,221)
Total other comprehensive income (loss)	57,265	(41,826)	(435,826)	(218,221)
Comprehensive loss	$(3,733,985)	$(6,304,819)	$(14,653,644)	$(21,649,840)

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,217,818)	$(21,431,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,063,509	5,077,246
Bad debt expense	523,403	78,761
Stock-based compensation	4,207,060	5,654,053
Compensation related to puttable common stock	—	41,073
Acquisition related deferred compensation	851,931	662,613
Changes in fair value of contingent consideration liability	10,469	(1,059,441)
Amortization of debt financing costs and accretion of debt discount	47,186	38,492
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	5,352,339	3,380,200
Prepaid expenses and other assets	(2,074,943)	(221,433)
Accounts payable	(418,732)	(872,574)
Accrued expenses	2,669,696	(2,537,302)
Other liabilities	(2,025,820)	(228,893)
Deferred revenue	(27,134)	665,631
Net cash used in operating activities	(38,854)	(10,753,193)
Cash flows from investing activities:
Capital expenditures	(220,718)	(930,688)
Addition of capitalized software development costs	(1,859,969)	(1,525,903)
Addition of intangible assets	(275,000)	(275,000)
Acquisition, net of cash acquired	—	(25,717,139)
Cash paid for deposits	(143,836)	(37,878)
Decrease in restricted cash	113,094	112,815
Net cash used in investing activities	(2,386,429)	(28,373,793)
Cash flows from financing activities:
Proceeds from revolving line of credit	14,250,000	—
Payments on revolving line of credit	(13,750,000)	—
Proceeds from term loan	—	20,000,000
Payments on term loan	(281,250)	(250,000)
Debt discount and financing costs	—	(186,582)
Repayments on capital lease obligations	(1,052,029)	(1,118,401)
Proceeds from the exercise of stock options	1,467,749	1,299,427
Net cash provided by financing activities	634,470	19,744,444
Effect of exchange rate on cash and cash equivalents	(423,250)	(241,724)
Net decrease in cash and cash equivalents	(2,214,063)	(19,624,266)
Cash and cash equivalents at beginning of period	17,854,523	41,242,200
Cash and cash equivalents at end of period	$15,640,460	$21,617,934

Supplemental disclosures of cash flow information:
Cash paid for interest	564,401	618,059
Non-cash property and equipment acquired under capital lease	246,286	937,579
Non-cash property and equipment and intangible asset purchases in accounts payable	—	293,374
Non-cash acquisition contingent consideration	—	2,322,531

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Background
Amber Road, Inc. (we, our or us) is a leading provider of a cloud-based global trade management solution, including modules for logistics contract and rate management, supply chain visibility and event management, international trade compliance, Global Knowledge trade content database, supply chain collaboration with overseas factories and vendors, and duty management solutions to importers and exporters, nonvessel owning common carriers (resellers), and ocean carriers. Our solution is primarily delivered using an on-demand, cloud based, delivery model. We are incorporated in the state of Delaware and our corporate headquarters are located in East Rutherford, New Jersey. We also have offices in McLean, Virginia, Raleigh, North Carolina, Munich, Germany, Bangalore, India, and Hong Kong, Shenzhen and Shanghai, China.

(2)	Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries primarily located in India, China and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2015 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2016.
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
(c) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the balance sheet date to be cash equivalents. Cash and cash equivalents at September 30, 2016 and December 31, 2015 consists of the following:

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$15,614,792	$17,741,387
Money market accounts	25,668	113,136
	$15,640,460	$17,854,523
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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
September 30, 2016	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market accounts	$25,668	$25,668	$—	$—
Restricted cash - money market accounts	56,141	56,141	—	—
Total assets measured at fair value on a recurring basis	$81,809	$81,809	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,270,000	$—	$—	$1,270,000
Total liabilities measured at fair value on a recurring basis	$1,270,000	$—	$—	$1,270,000

December 31, 2015
Assets:
Cash equivalents - money market accounts	$113,136	$113,136	$—	$—
Restricted cash - money market accounts	169,235	169,235	—	—
Total assets measured at fair value on a recurring basis	$282,371	$282,371	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,259,531	$—	$—	$1,259,531
Total liabilities measured at fair value on a recurring basis	$1,259,531	$—	$—	$1,259,531
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

Balance at December 31, 2015	$1,259,531
Mark to estimated fair value recorded as general and administrative expense	10,469
Balance at September 30, 2016	$1,270,000
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
(f) Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our customer base is principally comprised of enterprise and mid-market companies within industries including Chemical/Pharmaceutical, High Technology/Electronics, Industrial/Manufacturing, Logistics, Oil & Gas, and Retail/Apparel. We do not require collateral from our customers. For the three and nine months ended September 30, 2016 and 2015, no single customer accounted for more than 10% of our total revenue. As of September 30, 2016, one customer accounted for 17% of our total accounts receivable and as of December 31, 2015, no single customer accounted for more than 10% of our total accounts receivable.
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
For those contracts in which the customer accesses our software via an on-demand application, we account for these contracts in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. The majority of these agreements represent multiple-element arrangements, and we evaluate each element to determine whether it represents a separate unit of accounting. The consideration allocated to subscription is recognized as revenue ratably over the contract period. The consideration allocated to professional services is recognized as the services are performed, which is typically over the first three to six months of an arrangement.
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
Other Revenue Items
Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and, therefore, is not included in revenue and cost of revenue in the condensed consolidated statements of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included of such customer reimbursements in professional services revenue and cost of professional services revenue for the three months ended September 30, 2016 and 2015 were $123,206 and $128,853, respectively, and were $425,237 and $372,738, for the nine months ended September 30, 2016 and 2015, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commission costs deferred	$3,096,999	$970,574	$5,259,754	$2,030,782
Commission costs amortized	1,159,173	939,282	3,423,951	2,614,613
(j) Stock-Based Compensation
We recognize stock-based compensation as an expense in the condensed consolidated financial statements and measure that cost based on the estimated grant-date fair value using the Black-Scholes option pricing model.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(k) Geographic Information
Revenue by geographic location based on the billing address of our customers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2016	2015	2016	2015
United States	$14,900,697	$12,316,340	$42,459,132	$38,300,294
International	3,950,104	5,019,847	11,495,281	11,607,414
Total revenue	$18,850,801	$17,336,187	$53,954,413	$49,907,708
Long-lived assets by geographic location is as follows:

Country	September 30, 2016	December 31, 2015
United States	$8,838,568	$10,658,129
International	1,268,635	1,521,980
Total long-lived assets	$10,107,203	$12,180,109
(l) Recent Accounting Pronouncements
In March, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation-Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance also contains two practical expedients under which nonpublic entities can use the simplified method to estimate the expected term of an award and make a one-time election to switch from fair value measurement to intrinsic value measurement for liability-classified awards. This standard is effective for us in the first quarter of 2017. We are evaluating the effect that ASU 2016-09 will have on our condensed consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. This standard is effective for us beginning in the first quarter of fiscal 2019. We are currently evaluating the effect that the updated standard will have on our condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires an entity to record debt issuance costs as a direct deduction from the debt liability, rather than recording as a separate asset. The new standard is effective for annual reporting periods beginning after December 15, 2015. We implemented the provisions of ASU 2015-03 as of January 1, 2016. The application of this guidance decreased other assets and decreased current and long-term debt by $54,581 and $63,677, respectively, in the condensed consolidated balance sheet at December 31, 2015, and decreased other assets and decreased current and long-term debt by $54,581 and $22,742, respectively, in the condensed consolidated balance sheet at September 30, 2016.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our condensed consolidated financial statements.

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
In addition, on June 1, 2017, we will pay to ecVision’s former equityholders $3,675,000 if the founder of ecVision has not been terminated by us for “Cause” and if he has not left us without “Good Reason,” as such terms are defined in the merger agreement. The contingent retention consideration is classified within current liabilities in the condensed consolidated balance sheet and is being marked-to-market within general and administrative expense in the condensed consolidated statement of operations each quarter through March 2017, which is the end of the retention period. At September 30, 2016, the fair value of the contingent retention consideration was $1,270,000.
The revenue and net loss of the combined entity as if the acquisition date had been January 1, 2015 are as follows:

Nine Months Ended September 30, 2015
Supplemental pro forma information (unaudited):
Revenue	$51,857,870
Net loss	(22,867,305)

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses, deferred revenue and other noncurrent liabilities consisted of the following:
(a) Property and Equipment

	September 30, 2016	December 31, 2015
Computer software and equipment	$15,627,541	$15,584,883
Software development costs	13,387,416	12,651,316
Furniture and fixtures	1,960,729	2,140,523
Leasehold improvements	2,933,252	3,081,861
Total property and equipment	33,908,938	33,458,583
Less: accumulated depreciation and amortization	(23,801,735)	(21,278,474)
Total property and equipment, net	$10,107,203	$12,180,109
Depreciation and amortization expense related to property and equipment was $1,349,046 and $1,454,674 for the three months ended September 30, 2016 and 2015, respectively, and was $3,922,355 and $4,153,483 for the nine months ended September 30, 2016 and 2015, respectively.
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Information related to capitalized software costs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Software costs capitalized	$456,049	$585,418	$1,859,969	$1,525,903
Software costs amortized (1)	525,381	$565,208	1,450,377	1,625,903
(1) Included in cost of subscription revenue on the accompanying condensed consolidated statements of operations.
			September 30, 2016	December 31, 2015
Capitalized software costs not yet subject to amortization			$782,906	$290,155
(b) Accrued Expenses

	September 30, 2016	December 31, 2015
Accrued bonus	$2,077,530	$1,843,719
Accrued commission	3,840,982	2,989,495
Deferred rent	211,809	230,224
Accrued severance	1,325	293,828
Accrued professional fees	793,922	815,893
Accrued taxes	462,045	705,032
Accrued contingent consideration and acquisition compensation	3,059,521	29,000
Other accrued expenses	1,581,303	1,897,968
Total	$12,028,437	$8,805,159
(c) Deferred revenue

	September 30, 2016	December 31, 2015
Current:
Subscription revenue	$29,375,788	$28,766,188
Professional services revenue	1,545,902	1,455,578
Other	—	310,638
Total current	30,921,690	30,532,404
Noncurrent:
Subscription revenue	165,073	375,244
Professional services revenue	1,799,500	2,018,101
Total noncurrent	1,964,573	2,393,345
Total deferred revenue	$32,886,263	$32,925,749
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
(d) Other Noncurrent Liabilities

	September 30, 2016	December 31, 2015
Deferred rent	$1,883,861	$1,732,607
Acquisition contingent consideration liability	—	1,230,531
Acquisition compensation costs	—	946,590
Total	$1,883,861	$3,909,728

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)	Leases
We have several noncancelable operating leases that expire through 2024. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended September 30, 2016 and 2015 was approximately $888,000 and $906,000, respectively, and was $2,793,000 and $2,609,000 for the nine months ended September 30, 2016 and 2015, respectively, and is allocated to various line items in the condensed consolidated statements of operations.
The carrying value of assets recorded under capital leases was $1,857,284 and $2,862,025 as of September 30, 2016 and December 31, 2015, respectively, which includes accumulated amortization of $5,264,845 and $4,021,656, respectively. Amortization of assets held under capital leases is allocated to various line items in the condensed consolidated statements of operations.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2016 are as follows:

	Capital Leases	Operating Leases
Remainder of 2016	$385,994	$1,094,706
2017	1,090,270	4,110,437
2018	517,276	3,157,441
2019	307,210	3,169,983
2020	134,261	2,329,109
2021 and thereafter	—	3,575,948
Total minimum lease payments	2,435,011	$17,437,624
Less amount representing interest	(194,186)
Present value of net minimum capital lease payments	2,240,825
Less current installments of obligations under capital leases	(1,212,737)
Obligations under capital leases excluding current installments	$1,028,088

(6)	Debt
In connection with the ecVision acquisition (Note 3), in March 2015 we entered into a credit agreement providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver), that was amended in November 2015 to allow for a borrowing limit of $10,000,000, and includes a $2,000,000 sublimit for the issuance of letters of credit. The maturity date of the credit agreement is March 4, 2018. The credit agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of September 30, 2016, we were in compliance with all the reporting and financial covenants.
The outstanding balance for the Term Loan as of September 30, 2016 was $14,285,872, net of unaccreted discount and deferred financing costs of $89,128 and the outstanding balance under the Revolver was $5,500,000. For the period ended September 30, 2016, the interest rate used was 4.34% for the Term Loan and 5.00% for the Revolver.
The following table reflects the schedule of principal payments for the Term Loan as of September 30, 2016:

Principal Payments
Remainder of 2016	$93,750
2017	656,250
2018	13,625,000
$14,375,000

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	Stockholders' Equity
Common Stock
The following table presents our activity for common stock during the nine months ended September 30, 2016:

	Shares	Amount
Balance at December 31, 2015	26,260,459	$26,261
Exercise of common stock options	535,434	535
Common stock issued for contingent consideration	6,506	7
Issuance of common stock for vested restricted stock units	11,264	11
Balance at September 30, 2016	26,813,663	$26,814

(8)	Stock-based Compensation
Our 2012 Omnibus Incentive Compensation Plan (the 2012 Plan) allows us to grant common stock options, restricted stock units (RSUs), including performance-based restricted stock units (PSUs), and restricted stock awards to our employees (including officers), non-employee consultants and non-employee directors and those of our affiliates. As of September 30, 2016, we had authorized 5,146,696 awards to be issued under the 2012 Plan, had 3,610,297 options outstanding, 975,163 RSUs outstanding, of which 310,545 were PSUs, and 113,028 awards were available for future grant.
Under our 2002 stock option plan (the 2002 Plan), we had 4,939,270 shares authorized and 418,135 options outstanding as of September 30, 2016. The 2002 Plan expired in 2012 and we are no longer making grants under it.
Stock Options
The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	*	*	1.29%	1.71 - 1.72%
Expected volatility	*	*	33.62%	37.41 - 39.32%
Expected dividend yield	*	*	—	—
Expected life in years	*	*	6.25	6.25
Weighted average fair value of options granted	*	*	$1.32	$3.35
* There were no options granted during the three months ended September 30, 2016 and 2015.
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

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2015	4,402,943	$1.75 - $15.90	$9.38
Granted	248,728	$3.74	3.74
Exercised	(535,434)	$1.75 - $8.08	2.74
Canceled	(47,391)	$3.74 - $13.00	9.02
Expired	(40,414)	$1.75	1.75
Balance at September 30, 2016	4,028,432	$2.31 - $15.90	9.99
The total intrinsic value of options exercised during the nine months ended September 30, 2016 was $3,093,061.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Options outstanding and exercisable under the 2002 Plan and the 2012 Plan at September 30, 2016 were as follows:

			Options Outstanding			Options Exercisable
Exercise Price Per Share			Options Outstanding	Weighted Average Remaining Contractual Life	Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value
$2.31	-	$ 3.74	692,567	6.0 years	$4,679,165	442,420	4.2 years	$3,183,095
$4.06	-	$ 6.14	253,048	7.0 years	1,016,047	168,078	6.6 years	628,928
$8.07	-	$12.62	937,859	8.2 years	1,346,635	375,426	8.1 years	540,534
$13.00	-	$15.90	2,144,958	7.8 years	—	1,083,727	7.7 years	—
			4,028,432		$7,041,847	2,069,651		$4,352,557
The weighted average exercise price and weighted average remaining term of fully vested options as of September 30, 2016 are $9.60 and 6.9 years, respectively.
As of September 30, 2016 and December 31, 2015, there was $8,010,642 and $11,268,573, respectively, of total unrecognized compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.0 years.
Restricted Stock Units
The following table is a summary of our RSU activity for the nine months ended September 30, 2016:

	Number of RSU's Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	392,522	$8.07
Granted	664,618	3.90
Vested	(81,977)	8.08
Balance at September 30, 2016	975,163	5.22
Unvested RSUs at September 30, 2016 have a weighted-average grant date fair value of $5.22 per share. Unrecognized stock-based compensation with respect to non-vested RSUs was $1,878,884 as of September 30, 2016 and was expected to be recognized over a weighted-average period of 3.0 years.

(9)	Income Taxes
Our income tax provision for the three and nine months ended September 30, 2016 and 2015 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three and nine months ended September 30, 2016 is primarily related to current foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at September 30, 2016 and December 31, 2015.
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

(10)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted net loss per share:
Numerator:
Net loss	$(3,791,250)	$(6,262,993)	$(14,217,818)	$(21,431,619)
Denominator:
Weighted average shares outstanding	26,809,137	26,204,955	26,609,322	26,082,227
Basic and diluted net loss per share	$(0.14)	$(0.24)	$(0.53)	$(0.82)
Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options outstanding	4,028,432	4,469,847	4,028,432	4,469,847
Restricted stock units	975,163	402,185	975,163	402,185
	5,003,595	4,872,032	5,003,595	4,872,032

(11)	Commitments and Contingencies
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
We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, the growth of our business and our future success are dependent upon many factors, including our ability to innovate in the face of a rapidly changing technology landscape and changing regulatory environment, manage our future growth effectively and in a cost effective manner, grow our customer base, expand deployment of our solution within existing customers and focus on customer satisfaction. Our management team continuously focuses on these and other challenges. However, we cannot assure you that we will be successful in addressing and managing these and the many challenges and risks that we face.
Key Metrics
We regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the quarters ended September 30, 2016 and 2015 was 102% and 98%, respectively.
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
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(3,791,250)	$(6,262,993)	$(14,217,818)	$(21,431,619)
Depreciation and amortization	1,729,448	1,818,477	5,063,509	5,077,246
Interest expense	221,370	263,133	643,543	654,760
Interest income	(4,810)	(20,814)	(55,858)	(49,160)
Income tax expense	112,580	(10,722)	306,465	217,469
EBITDA	(1,732,662)	(4,212,919)	(8,260,159)	(15,531,304)
Stock-based compensation	1,454,825	2,088,332	4,207,060	5,654,053
Puttable stock compensation	—	13,691	—	41,073
Change in fair value of contingent consideration liability	10,000	(772,000)	10,469	(1,059,441)
Purchase accounting deferred revenue adjustment	—	447,531	69,095	1,220,624
Acquisition compensation costs	283,977	118,169	851,931	662,613
Acquisition related costs	—	97,500	5,420	1,245,721
Adjusted EBITDA	$16,140	$(2,219,696)	$(3,116,184)	$(7,766,661)
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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel and related costs of our hosting, support, and content teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, software license fees, hosting costs, Internet connectivity, depreciation expenses directly related to delivering our solution, as well as amortization of capitalized software development costs. We generally expense our cost of subscription revenue as we incur the costs. Full year cost of subscription revenue for 2016 is expected to be consistent with or slightly higher compared to 2015 expenses.
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
Income Tax Expense
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the three and nine months ended September 30, 2016 is primarily related to actual foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, primarily in India and the United Kingdom. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We have not yet made a determination regarding the potential impact of these limitations. Moreover, in the event we have future changes in ownership, the availability of net operating losses could be further limited. Additionally, in May 2016, we concluded an examination by the U.S. Internal Revenue Service, in connection with the 2012 tax year. The result of such examination was the reduction of federal net operating loss carryforwards aggregating approximately $1,200,000.
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
During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K that we filed with the SEC on March 16, 2016.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Subscription	$14,079,394	$12,126,795	$39,358,586	$34,172,867
Professional services	4,771,407	5,209,392	14,595,827	15,734,841
Total revenue	18,850,801	17,336,187	53,954,413	49,907,708
Cost of revenue:
Cost of subscription revenue	4,964,971	5,129,733	14,988,695	14,438,918
Cost of professional services revenue	3,845,548	4,410,948	11,872,116	12,974,332
Total cost of revenue	8,810,519	9,540,681	26,860,811	27,413,250
Gross profit	10,040,282	7,795,506	27,093,602	22,494,458
Operating expenses:
Sales and marketing	5,488,309	5,994,557	16,968,999	18,196,448
Research and development	4,231,492	4,288,389	12,119,137	11,900,747
General and administrative	3,782,591	3,543,956	11,329,134	13,005,813
Total operating expenses	13,502,392	13,826,902	40,417,270	43,103,008
Loss from operations	(3,462,110)	(6,031,396)	(13,323,668)	(20,608,550)
Interest income	4,810	20,814	55,858	49,160
Interest expense	(221,370)	(263,133)	(643,543)	(654,760)
Loss before income taxes	(3,678,670)	(6,273,715)	(13,911,353)	(21,214,150)
Income tax expense (benefit)	112,580	(10,722)	306,465	217,469
Net loss	$(3,791,250)	$(6,262,993)	$(14,217,818)	$(21,431,619)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Subscription	75%	70%	73%	68%
Professional services	25	30	27	32
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription revenue (1)	35	42	38	42
Cost of professional services revenue (1)	81	85	81	82
Total cost of revenue	47	55	50	55
Gross profit	53	45	50	45
Operating expenses:
Sales and marketing	29	35	31	36
Research and development	22	25	22	24
General and administrative	20	20	21	26
Total operating expenses	71	80	74	86
Loss from operations	(18)	(35)	(24)	(41)
Interest income	0	0	0	0
Interest expense	(1)	(2)	(1)	(1)
Loss before income taxes	(19)	(37)	(25)	(42)
Income tax expense (benefit)	1	0	1	0
Net loss	(20)%	(37)%	(26)%	(42)%
(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue:
	Three Months Ended September 30,		Change
	2016	2015	$	%
Subscription	$14,079,394	$12,126,795	$1,952,599	16.1%
Professional services	4,771,407	5,209,392	(437,985)	(8.4)%
Total revenue	$18,850,801	$17,336,187	$1,514,614	8.7%
Subscription Revenue. The increase was primarily related to an increase in both enterprise and mid-market customers for the three months ended September 30, 2016 compared to 2015. We have increased our customer count through our sales and marketing efforts.
Professional Services Revenue. The decrease was primarily due to our Quick Start program, which allows new customers to implement our solution quicker, resulting in lower professional services revenue compared to last year. Also, there was less demand for our services from existing customers when compared to last year.
Total Revenue. Revenue from international customers accounted for 21% and 29% of total revenue for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, no customer accounted for more than 10% of total revenue.

Cost of Revenue:
	Three Months Ended September 30,		Change
	2016	2015	$	%
Cost of subscription revenue	$4,964,971	$5,129,733	$(164,762)	(3.2)%
Cost of professional services revenue	3,845,548	4,410,948	(565,400)	(12.8)%
Total cost of revenue	$8,810,519	$9,540,681	$(730,162)	(7.7)%
Cost of Subscription Revenue. The decrease in dollar amount was primarily the result of lower stock compensation costs of $0.1 million and lower depreciation, amortization and other allocated costs of $0.1 million.
Cost of Professional Services Revenue. The decrease in dollar amount was primarily the result of lower employee costs of $0.5 million due to lower average headcount and a $0.1 million decrease in outside services costs.

Operating Expenses:
	Three Months Ended September 30,		Change
	2016	2015	$	%
Sales and marketing	$5,488,309	$5,994,557	$(506,248)	(8.4)%
Research and development	4,231,492	4,288,389	(56,897)	(1.3)%
General and administrative	3,782,591	3,543,956	238,635	6.7%
Total operating expenses	$13,502,392	$13,826,902	$(324,510)	(2.3)%
Sales and Marketing Expenses. The decrease in dollar amount was primarily due to lower costs for North American and European marketing events of $0.2 million and lower travel costs of $0.1 million. Also, there were lower stock compensation costs of $0.1 million and lower depreciation, amortization and other allocated costs of $0.1 million.
Research and Development Expenses. The decrease in dollar amount was primarily due to lower stock compensation costs of $0.1 million and lower travel costs of $0.1 million. This was offset by higher employee related costs of $0.1 million.
General and Administrative Expenses. The increase in dollar amount was primarily for an increase of $0.8 million related to fair value mark-to-market treatment for contingent consideration related to the ecVision acquisition in March 2015 offset by lower stock compensation costs of $0.4 million and lower professional fees of $0.2 million.

Income Tax Expense:
	Three Months Ended September 30,		Change
	2016	2015	$	%
Income tax expense (benefit)	$112,580	$(10,722)	123,302	(1,150.0)%
Income Tax Expense. Income tax expense is primarily related to our foreign operations.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenue:
	Nine Months Ended September 30,		Change
	2016	2015	$	%
Subscription	$39,358,586	$34,172,867	$5,185,719	15.2%
Professional services	14,595,827	15,734,841	(1,139,014)	(7.2)%
Total revenue	$53,954,413	$49,907,708	$4,046,705	8.1%
Subscription Revenue. The increase was primarily related to increases in both enterprise and mid-market customers for the nine months ended September 30, 2016 when compared to 2015. We have increased our customer count through our sales and marketing efforts. Also, the increase in revenue was aided by the recognition of a full nine months of revenue from ecVision in 2016 compared to seven months in 2015. We acquired ecVision in March 2015.
Professional Services Revenue. The decrease was primarily due to our Quick Start program, which allows new customers to implement our solution quicker, resulting in lower professional services revenue compared to last year. Also, there was less demand for our services from existing customers when compared to last year.
Total Revenue. Revenue from international customers accounted for 22% and 23% of total revenue for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, no customer accounted for more than 10% of total revenue.

Cost of Revenue:
	Nine Months Ended September 30,		Change
	2016	2015	$	%
Cost of subscription revenue	$14,988,695	$14,438,918	$549,777	3.8%
Cost of professional services revenue	11,872,116	12,974,332	(1,102,216)	(8.5)%
Total cost of revenue	$26,860,811	$27,413,250	$(552,439)	(2.0)%
Cost of Subscription Revenue. The increase in dollar amount was primarily for higher employee costs of $0.5 million, higher software maintenance costs of $0.2 million and higher depreciation, amortization and other allocated costs of $0.1 million. This was offset by lower travel, recruiting and outside services costs totaling $0.3 million.
Cost of Professional Services Revenue. The decrease in dollar amount was primarily for lower employee costs of $0.6 million due to lower average headcount, lower stock compensation costs of $0.1 million and a $0.4 million decrease for employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team.

Operating Expenses:
	Nine Months Ended September 30,		Change
	2016	2015	$	%
Sales and marketing	$16,968,999	$18,196,448	$(1,227,449)	(6.7)%
Research and development	12,119,137	11,900,747	218,390	1.8%
General and administrative	11,329,134	13,005,813	(1,676,679)	(12.9)%
Total operating expenses	$40,417,270	$43,103,008	$(2,685,738)	(6.2)%
Sales and Marketing Expenses. The decrease in dollar amount was primarily due to a $0.7 million decrease in costs for North American and European marketing events, a $0.4 million decrease in travel costs, and $0.6 million in lower employee costs primarily due to lower average headcount that was offset by a $0.6 million increase in commission costs.
Research and Development Expenses. The increase in dollar amount was the result of higher acquisition compensation costs of $0.2 million related to the ecVision acquisition and $0.4 million of employee-related costs transferred from our professional services organization as they temporarily assisted our engineering team. This was offset by higher software development costs capitalized in the period of $0.3 million.
General and Administrative Expenses. The decrease in dollar amount was primarily due to decreases in professional fees of $1.2 million for lower legal and accounting fees, $0.7 million in miscellaneous taxes and $1.3 million in lower stock compensation costs. This was offset by an increase of $1.0 million related to fair value mark-to-market treatment for contingent consideration related to the ecVision acquisition in March 2015 and an increase in rent costs of $0.2 million.

Income Tax Expense:
	Nine Months Ended September 30,		Change
	2016	2015	$	%
Income tax expense (benefit)	$306,465	$217,469	88,996	40.9%
Income Tax Expense (Benefit). Income tax expense (benefit) is primarily related to our foreign operations.
Liquidity and Capital Resources

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$(38,854)	$(10,753,193)
Investing activities	(2,386,429)	(28,373,793)
Financing activities	634,470	19,744,444

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$15,640,460	$17,854,523
Accounts receivable, net	12,814,302	18,308,547
Historically, we have financed our operations through the sale of stock and borrowing from credit facilities. In March 2014, we closed our initial public offering and received net proceeds of $53.1 million. Our principal sources of liquidity are our cash and cash equivalents, our accounts receivable, cash from operations and borrowings from our credit facility. We bill our customers in advance for annual subscriptions, while professional services are typically billed on a monthly basis as services are performed. As a result, the amount of our accounts receivable at the end of a period is driven significantly by our annual subscription and professional services billings for the last month of the period, and our cash flows from operations are affected by our collection of amounts due from customers for subscription and professional services billings that resulted in the recognition of revenue in a prior period.
Net Cash Flows from Operating Activities
For the nine months ended September 30, 2016, net cash used in operating activities was $38,854, which reflects our net loss of $14.2 million, adjusted for non-cash charges of $10.7 million consisting primarily of $4.2 million for stock-based compensation and $5.1 million for depreciation and amortization. Additionally, we had a $3.5 million increase in our working capital accounts consisting primarily of a decrease of $5.4 million in accounts receivable and an increase of $2.7 million in accrued expenses offset by a $2.1 million increase in prepaid expenses and other assets and a $2.0 million decrease in other liabilities.
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
Our deferred revenue was $32.9 million at September 30, 2016 and $32.9 million at December 31, 2015. Deferred revenue reflects the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue, which are then recognized ratably over the remaining term of the subscription agreement.
Net Cash Flows from Investing Activities
For the nine months ended September 30, 2016, net cash used in investing activities was $2.4 million and primarily consisted of $1.9 million for capitalization of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our employees.

For the nine months ended September 30, 2015, net cash used in investing activities was $28.4 million, of which $25.7 million was related to the acquisition of ecVision. Investing activities also consist of various capital expenditures of $0.9 million and capitalization of $1.5 million of software development costs.
Net Cash Flows from Financing Activities
For the nine months ended September 30, 2016, net cash provided by financing activities was $0.6 million and consists of capital lease repayments of $1.1 million and term loan repayments of $0.3 million offset by net borrowings from our revolving credit facility of $0.5 million and proceeds from the exercise of stock options of $1.5 million.
For the nine months ended September 30, 2015, net cash provided by financing activities was $19.7 million and consists of proceeds from our term loan of $20.0 million and $1.3 million in proceeds from the exercise of stock options. This was offset by capital lease repayments of $1.1 million.
Credit Agreement
In connection with the ecVision acquisition (Note 3), in March 2015 we entered into a credit agreement providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver), that was amended in November 2015 to allow for a borrowing limit of $10,000,000, and includes a $2,000,000 sublimit for the issuance of letters of credit. The maturity date of the credit agreement is March 4, 2018. The credit agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of September 30, 2016, we were in compliance with all the reporting and financial covenants.
The outstanding balance for the Term Loan as of September 30, 2016 was $14,285,872, net of unaccreted discount of $89,128 and the outstanding balance under the Revolver was $5,500,000. For the period ended September 30, 2016, the interest rate used was 4.34% for the Term Loan and 5.00% for the Revolver.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Historically, we have incurred net losses and negative cash flows from operations and have an accumulated deficit of $150,421,644 as of September 30, 2016. Our primary sources of liquidity have been proceeds from our IPO, cash and cash equivalents, accounts receivable, cash from operations and borrowings from our credit facility.
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
In connection with the ecVision acquisition, on June 1, 2017, we will pay to ecVision’s former equityholders $3,675,000 if the founder of ecVision has not been terminated from his employment with us for “Cause” and if he has not left his employment with us without “Good Reason,” as such terms are defined in the ecVision merger agreement.
Based upon our existing cash balance, borrowings and our projected operating results, management believes that we have adequate resources to satisfy our liquidity requirements for at least the next twelve months.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. We bill our customers predominately in U.S. dollars and receive payment predominately in U.S. dollars. However, because most of our international sales are denominated in the currency of the country where the purchaser is located, as we continue to expand our direct sales presence in international regions, the portion of our accounts receivable denominated in foreign currencies may continue to increase. Historically, our greatest accounts receivable foreign currency exposure has been related to revenue denominated in Euros. In addition, we incur significant costs related to our operations in India in Rupees and since our acquisition of EasyCargo in 2013 and ecVision in 2015, we also have foreign currency risk related to those operations in China in Renminbi and in Hong Kong dollars. As a result of these factors, our results of operations and cash flows are and will increasingly be subject to fluctuations due to changes in foreign currency exchange rates.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of September 30, 2016 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2016, were effective for the purposes stated above.
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

AMBER ROAD, INC.

Date: November 10, 2016	By:	/s/ THOMAS E. CONWAY
Thomas E. Conway
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith
** Furnished herewith