Form 10-K
period 2016-12-31
Amber Road, Inc.
filed 2017-03-10
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016 based upon the closing sales price for the registrant’s common stock as reported on the New York Stock Exchange on that date, was approximately $102,557,973. Shares of common stock held by each executive officer, director and large shareholder have been excluded, as such persons may be deemed affiliates.
As of February 28, 2017, there were 27,033,777 shares of the registrant’s common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMBER ROAD, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

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

PART I
Item I.    Business
Company Overview
As a leading provider of cloud-based global trade management (GTM) solutions, our mission is to improve the way companies manage their international supply chains and conduct global trade. We deliver our GTM solution using a Software-as-a-Service (SaaS) model and leverage a highly flexible technology framework to quickly and efficiently meet our customers’ unique requirements around the world. Our solution automates the global supply chain across sourcing, logistics, cross-border trade, and regulatory compliance activities to dramatically improve operating efficiencies and financial performance. This includes:

•	collaborating with suppliers on development, sourcing and quality assurance;

•	executing import and export compliance checks and generating international shipping documentation;

•	booking international carriers and tracking goods as they move around the world; and

•	minimizing the associated duties through use of preferential trade agreements and foreign trade zones.
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
We address the growing complexity of the global trade landscape by automating GTM functions to minimize import and export costs, optimize transportation, track shipments within a supply chain, and automate compliance with regulations and free trade agreements. Without this cloud-based automation, it would be difficult to effectively enable collaboration among the large number of trading partners involved in a global supply chain.
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
Our GTM solution drives value to our customers through faster and more predictable delivery times, decreased labor, reduced in-transit inventories, and reduced international trading costs such as brokerage fees, logistics fees, transportation costs and customs duties. We sell our GTM solution to many of the largest enterprises in the world, representing diversified industry verticals including Chemical/Pharmaceutical, High Technology/Electronics, Industrial/Manufacturing, Logistics, Oil & Gas, and Retail/Apparel.
Customers pay us subscription fees and implementation service fees for the use of our solutions under agreements that typically have an initial term of three to five years, with an average initial term of approximately 3.9 years for enterprise customers (customers with annual revenues that we believe are greater than $1 billion) and 3.5 years for mid-market customers (customers with annual revenues that we believe are less than $1 billion). Our revenue for the years ended December 31, 2016, 2015, and 2014 was $73.2 million, $67.1 million and $64.8 million, respectively. We also had net losses of $18.7 million, $28.1 million, and $27.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
Microeconomic Drivers of Growth. To compete effectively, organizations must increase inventory turns, reduce cash-to-cash cycles, improve customer service, and reduce product cost after accounting for expenses such as transportation, brokerage fees, logistics fees, and customs duties, which we refer to as landed cost. Many firms that attempt to exploit low cost country sourcing fail to capture any benefits from their efforts. We believe this is due in part to both a lack of automation and skilled GTM practitioners. Due to long delivery times associated with shifting supply bases overseas, importers experience ballooning inventory levels, leading to higher costs. These problems increase the urgency of making low cost country sourcing work through GTM automation.
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
Shortcomings of Traditional Approaches to GTM
Even in some of the world’s largest organizations, traditional manual approaches to global trade are still prevalent. Legacy approaches often use a combination of paper, facsimile and telephone based processes, spreadsheets, and other ineffective home-grown solutions that often create silos of unmanageable data. Where better automation exists, it is often based on applications developed using a legacy software architecture that is difficult to maintain and upgrade, and that delivers poor performance limited by a one-size-fits-all design. These applications may provide only basic transactional functionality while lacking the ability to perform deep trend analyses that provide important business insights and help management drive operational improvements.
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
Invest in Marketing. We plan to maintain our marketing focus on lead generation, in particular using focused marketing programs to jump-start new territories. We also expect to devote additional resources to solidify our brand as a leading GTM solution provider.
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
Our Solution Modules and Services
We implement our solution as modules, selling them individually or as a suite, depending on our customers’ needs. Materially all of our modules rely on our trade content, and our professional services team configures them to address the following mission-critical GTM business challenges:
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

Export Management. Our export management module allows exporters to adopt best practices on a global level, gain a centralized view of export compliance and automate key export processes. Key export management capabilities are:

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
China Trade Management. Our China Trade Management (CTM) solution enables companies to automate import and export processes for China operations. This allows companies to meet China compliance requirements for General and Processing Trade, reduce costs and improve supply chain efficiencies. The CTM module automates the process for companies that import components and materials into China for manufacturing and then export finished goods, without paying import duties and value-added taxes. Key CTM capabilities are:

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

Supply Chain Collaboration. In March 2015, we acquired ecVision (International) Inc. (ecVision), a cloud-based provider of global sourcing and collaborative supply chain solutions for brand-focused companies. ecVision offers a cloud-based supply chain collaboration (SCC) platform that optimizes product lifecycle and supply chain processes. ecVision's products help its customers effectively manage their relationships with product suppliers, raw material vendors, product testing and social compliance audit firms, and global logistics companies. ecVision's solution currently focuses on the following four primary business areas:

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

•
Maintenance and Support—We provide production support 24 hours per day, 365 days per year for any critical issues, and regular solution upgrades. We provide our professional services pursuant to a professional service agreement and a related statement of work. In most cases, we bill professional services on a time and expense basis. The length of time and cost to implement our GTM solution depends on many factors, including the number of modules being implemented, the scope of the deployment, the complexity of our customer’s environment and the availability of customer resources. We can implement entry level configurations for basic GTM modules in several weeks, whereas large scale, enterprise deployments of the GTM suite typically require several months or longer. For the years ended December 31, 2016, 2015, and 2014, revenue from professional services accounted for 27%, 30% and 30%, respectively, of our total revenue, with the remainder representing subscription revenue.

Customers
In 2016, 2015, and 2014, our solution served 752, 673 and 552 customers, respectively. The acquisition of ecVision in March 2015 accounted for a portion of the increase in customers in 2015 compared to 2014. Of our 752 customers in 2016, 270 were multi-national enterprise customers with annual revenues that we believe are greater than $1 billion, and 482 were mid-market customers, with annual revenues that we believe are less than $1 billion. The average term of our current customers’ initial agreement with us is approximately 3.9 and 3.5 years for our enterprise and mid-market customers, respectively. In 2016, our average revenue from enterprise customers was approximately $239,357 and our average revenue from mid-market customers was approximately $22,694. Our customers are headquartered primarily in the United States, Europe and China.
Our customers typically pay us an annual subscription fee at the start of each contract year. The subscription fee is fixed for the term of the agreement, and typically is based on expected transaction volumes, such as the number of annual shipments or import entries. To the extent that a customer exceeds contracted maximum transaction volumes, they incur per transaction fees. This pricing structure allows us to sell more affordable, entry-level configurations to customers with fewer needs, as well as sophisticated configurations to enterprise customers with greater needs. The subscription fees typically begin within the first few months following contract execution, whether or not we have completed the solution’s implementation, and our subscription agreements may typically only be terminated for cause. Generally, we charge for professional services to implement our solution on a time and materials basis.

For the years ended December 31, 2016, 2015, and 2014, our annualized recurring revenue retention was 101%, 98% and 100%, respectively, with 2015's result being impacted by the loss of a large customer in 2014. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. For the years ended December 31, 2016, 2015, and 2014, revenue from international customers accounted for 21%, 17%, and 14% of total revenue, respectively.
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
Sales and Marketing
Our sales and marketing team consisted of 77 professionals as of December 31, 2016. The team primarily focuses on lead generation for our sales force, and also dedicates an increasing amount of time to fostering recognition of the Amber Road GTM brand. Our marketing activities consist of email campaigns, search engine optimization and marketing, webinars, seminars and sponsored campaigns with trade journals. We focus heavily on marketing analytics enabled by automated tools that allow us to track prospects and funnel them from initial contact to qualified lead and finally to our sales force.
We sell our solution through a direct sales force. We have outside sales teams comprised of sales directors and technical specialists who sell to enterprise customers. We also employ inside sales persons and technical specialists who target mid-market companies.
Research and Development
Our success to date, and our growth strategy for the future, rely on advancing the state of the art of GTM automation. As of December 31, 2016, our research and development team consisted of 259 employees dedicated to the development of our GTM solution. The majority of our engineers reside in Bangalore, India and many of them have domain expertise in the GTM field. Accordingly, we will continue to devote resources to help us to remain a leader in global trade management. In the years ended December 31, 2016, 2015, and 2014, our total expenses in research and development were $16.8 million, $16.4 million and $9.7 million, respectively.

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

Employees
As of December 31, 2016, we had 677 employees. None of our employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.
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
The market for cloud-based GTM solutions is still evolving. If this market develops more slowly than we expect, our revenue may decline or fail to grow and we may incur additional operating losses.
We derive, and expect to continue to derive, substantially all of our revenue from providing a cloud-based GTM solution and related services. The market for cloud-based GTM solutions is still evolving and it is uncertain whether these solutions will sustain high levels of demand and market acceptance. Our success will depend on the willingness of companies to accept our cloud-based GTM solution as an alternative to manual processes, traditional enterprise resource planning software and internally-developed GTM solutions. Some customers may be reluctant or unwilling to use our cloud-based GTM solution for a number of reasons, including existing investments in GTM technology.
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
If companies do not perceive the benefits of our cloud-based GTM solution, or if companies are unwilling to accept our solution as an alternative to traditional approaches, the market for our solution might not continue to develop or might develop more slowly than we expect, either of which could significantly adversely affect our revenues and growth prospects.

The information we source from third parties for inclusion in our Global Knowledge library may not be accurate and complete, our trade experts may make errors in interpreting legal and other requirements when processing this information, and our trade content may not be updated on a timely basis, which can expose our customers to fines and other substantial claims and penalties.
Our customers often use our solution as a system of record and many of our customers are subject to regulation of their products, services and activities. Our Global Knowledge library includes trade content sourced from government agencies and transportation carriers in numerous countries. It is often sourced from text documents and includes import and export regulations, shipping documents, preferential duties and taxes, specifications for free trade agreements, transportation rates, sailing schedules, embargoed country and restricted party lists, and harmonized tariff codes. The information in these text documents may not be accurate and complete. Our team of trade experts transforms these documents into a normalized and propriety knowledgebase, interpretable by software, and in so doing has to interpret the legal and other requirements contained in the source documents. We can provide no assurances that our trade experts do not make errors in the interpretation of these requirements. Furthermore, rules and regulations and other trade content used in our solution change constantly, and we must continuously update our Global Knowledge library. Maintaining a complete and accurate library is time-consuming and costly and we can provide no assurances that our specialists will always make appropriate updates to the library on a timely basis. Errors or defects in updating the trade content we provide to our customers and any defects or errors in, or failure of, our software, hardware, or systems, can result in an inability to process transactions or lead to violations that could expose our customers to fines and other substantial claims and penalties and involve criminal liability. In addition, these errors and delays may damage our reputation with both existing and new customers and result in lost customers and decreased revenue, which could materially and adversely affect our business, revenue and results of operations.
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
Although we have no current definitive agreements or commitments for any acquisitions, our business strategy may include acquiring complementary services, technologies or businesses to augment our solution capabilities and sales platform, particularly in foreign markets. We also may enter into relationships with, or invest in, other businesses to expand our service offerings or our ability to provide service in foreign jurisdictions. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.
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
Our GTM solution involves the storage and transmission of confidential information of customers, including certain financial data. We may also in the course of our service engagements have access to confidential customer and personal information. Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, personal data and customer content, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, increased costs or other liabilities. If our security measures, or those of our service providers, are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to confidential information, personal data or customer content, our reputation will be damaged, our business may suffer or we could incur significant liability. If the measures we have put in place to limit or restrict access to and use of functionality, usage entitlements and support for customers or prospective customers are breached, circumvented or ineffective as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to and use of functionality, usage entitlements and support, our business may suffer or we could incur significant liability and/or costs.
Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until launched against a target. As a result, we and our third-party providers may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our solutions occurs, the market perception of our solution could be harmed and we could lose sales and customers. Any significant violations of data privacy or unauthorized disclosure of information could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a security breach occurs with respect to another software as a service, or SaaS, provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones.
Legal and regulatory changes related to data protection and privacy could create unexpected costs, require changes to our business, impact the use and adoption of our solutions or require us to agree to onerous terms and conditions, which could have an adverse effect on our future revenue, operating results or customer retention.
Legal and regulatory frameworks for data protection and privacy issues are evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices. We expect federal, state and foreign governments to expand data protection and privacy regulation and we expect more public scrutiny, enforcement and sanctions in this area. In addition, foreign court judgments and regulatory actions may affect our ability to transfer, process and receive data transnationally, including data that is critical to our operations or core to the functionality of our solutions. New laws, regulations, judgments or actions may relate to the solicitation, collection, processing, use and disclosure of personal information, including cross-border transfers of personal information, in a way that could affect demand for our solutions or cause us to change our platform or business model and increase our costs of doing business.
Our customers can use our solutions to store personal identifying that is or may be considered personal data in some jurisdictions and, therefore, may be subject to this evolving legislation, regulation or heightened public scrutiny. In addition to the potential adoption of new laws and regulations in the United States and internationally, evolving definitions and norms regarding personal data may require us to adapt our business practices, or limit or inhibit our ability to operate or expand our business.
In order to comply with new United States or international laws, regulations or judgments, including adopting new and potentially onerous customer contractual clauses, we may incur substantial costs or change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy. Furthermore, to comply with any new non-U.S. laws, regulations or judgments, we may have to create expensive duplicative information technology infrastructure and business operations, which could hinder our expansion plans or render them commercially infeasible, increase our costs of doing business and harm our financial results.
In addition, customers may experience higher compliance costs as a result of laws, regulations and judgments, which may limit the use and adoption of our solutions and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance. As a result, some industries may not adopt our solutions based on perceived privacy concerns, regardless of the validity of such concerns.
While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, and we offer privacy protections for this information, these measures may not always be effective. Furthermore, although we strive to comply with applicable laws and regulations relating to privacy and data collection, use and disclosure, these laws and regulations are continually evolving, not always clear and not always consistent across the jurisdictions in which we do business. Any proceedings brought against us relating to compliance with these laws and regulations could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our solutions and ultimately result in the imposition of monetary liability or restrictions on our ability to conduct our business. There is no assurance that contractual indemnity or insurance would be available to offset any portion of these costs.
In addition, if we are perceived as not operating in accordance with industry best privacy practices, we may be subject to negative publicity, government investigation, litigation or investigation by accountability groups. Any action against us could be costly and time consuming, require us to change our business practices, expose us to substantial monetary liability and result in damage to our reputation and business.
Selling our solution and services internationally subjects us to various risks.
Expanding our GTM software solution internationally is important to our growth and profitability. In the fiscal year ended December 31, 2016, 21% of our revenue was attributable to sales in international markets. We may further expand our sales efforts internationally to other countries, which will require financial resources and management attention and may subject us to new or increased levels of risk. We cannot be assured that we will be successful in creating new international demand for our solution and services.
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
We have incurred significant losses since our formation, including net losses of $18.7 million in 2016, $28.1 million in 2015, and $27.7 million in 2014. As of December 31, 2016, we had an accumulated deficit of $154.9 million. As part of our strategy to develop and expand our business, we have incurred significant sales and marketing expenses to attract additional customers, as well as research and development expenses to further develop our solution and services. These efforts may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue or generate revenue from developing new modules and expanding our services could prevent us from attaining or increasing profitability. In addition, as a public company, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. Furthermore, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in continuing or greater losses in future periods. You should not consider our historical revenue growth rates to be indicative of our future performance. We cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.
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
Significant developments stemming from the U.K.’s referendum on membership in the EU or the 2016 U.S. presidential election could have a material adverse effect on us.
The United Kingdom vote authorizing its exit from the European Union (referred to as “Brexit”) could over time create uncertainty for our business. For example, our relationships with European customers or prospective customers in the United Kingdom, data centers and other vendors, and employees could change in unpredictable ways and have an adverse effect on our business and could also have an adverse impact on our bookings. The outcome of negotiations about the specific terms of the United Kingdom’s future relationship with the European Union are unpredictable. For example, important issues such as trade and tariff, immigration and commercial regulation may be modified during a transition period or permanently. In addition, Brexit could lead to legal uncertainty and divergent national laws and regulations where previously European Union laws and regulations prevailed, which may affect the need for our GTM solutions. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities and our solutions.
Further, the new U.S. administration has taken a negative stance toward existing trade agreements, like the North American Free Trade Agreement (“NAFTA”), and proposed trade agreements, like the Trans-Pacific Partnership (“TPP”), and has advocated for greater restrictions on free trade generally and significant increases on tariffs on goods imported into the United States, particularly from Mexico and China. These positions could adversely affect our business due to a potential reduction in the role of global trade, leading customers to place less importance on, or delay purchasing, GTM solutions. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing and development and any negative sentiments towards the United States as a result of such changes, could further adversely affect our business, business opportunities and our solutions.
Declines in new subscriptions or in the rate of renewal of our subscriptions may not be fully reflected in our current period operating results and could lead to future revenue shortfalls that could affect our results of operations.
In 2016, we derived 73% of our total revenue from subscription agreements. We recognize revenue from these subscriptions over the term of the agreement, and accordingly downturns or upturns in new or renewal subscriptions may not be fully reflected in our current period operating results. If our new and renewal subscriptions in any period decline or fail to grow at a rate consistent with our historical trends, our revenue in future periods could fall short of analysts’ expectations which, in turn, could adversely affect the price of our common stock.
We rely largely on our own employees to sell and implement our solution and may be at a disadvantage compared to competitors that utilize external channels.
Many enterprise software companies, including some of our competitors, utilize multiple partner networks to sell and deploy their solutions. These partners can include consulting companies of national reputation who may have established relationships with our potential customers. The dedication of a national consulting company to a particular GTM offering enhances the reputation of that offering in the marketplace. To date, we have relied mainly on our own sales and professional services employees to sell and implement our solution, which may put us at a competitive disadvantage. To increase our revenue and cash flows, we must regularly add new customers and maintain the ability to provide them with timely professional services. If we are unable to do so on our own, the market perception of our solution could be harmed and we could suffer a material adverse effect on our business, results of operations and financial condition.
If we lose the services of our Chief Executive Officer or other members of our senior management team, it could impair our ability to execute our business strategy and our sales and profitability could suffer.
Our success and future growth depend on the skills, working relationships and continued services of our senior management team and in particular, our Chief Executive Officer, James W. Preuninger. In the event that we are unable to retain the services of any of these key contributors, we may be unable to execute our business strategy in a timely manner, if at all, which could adversely affect our business, operating results and financial condition.
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
Because most of our international sales are denominated in the currency of the country where the purchaser is located, as we continue to expand our direct sales presence in international regions, the portion of our accounts receivable and payment obligations denominated in foreign currencies continues to increase. In addition, we incur significant costs related to our operations in India in Rupees, and we also incur costs related to our operations in China in RMD and in Hong Kong in HKD, which will continue to increase. As a result, increases or decreases in the value of the U.S. dollar relative to foreign currencies may affect our financial position, results of operations and cash flow. Our largest exposures to foreign exchange rates exist with respect to the British Pound, the Euro, the Rupee and Renminbi, which together represented approximately 21% of revenue and approximately 20% of our cost of revenue in 2016. We do not currently hedge our exposure to fluctuations in foreign exchange rates. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative effect on our operating results.
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
In addition, our Jacksonville, Florida data center’s location may make it susceptible to tropical storms and hurricanes, which, depending on severity, could also cause interruptions or delays in the delivery of our solution. All of our GTM solutions are hosted primarily from our Jacksonville facility, and our Carlstadt, New Jersey facility acts as a disaster recovery site that can host our solution following a catastrophic event at our Jacksonville co-location facility. For customers who have not chosen real time replication of their data to our Carlstadt facility, it can take us a substantial amount of time to migrate them to Carlstadt and restore functionality for them.
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
We have offices in the United States, Germany, India and China, and we may continue our international expansion. Managing a geographically dispersed workforce in multiple time zones in compliance with diverse local laws and customs is challenging. If we fail to manage our international workforce effectively, our business, financial condition and results of operations could be adversely affected.
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
Our Chinese subsidiaries are subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. Because many laws and regulations are relatively new, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. As a result of the forgoing, it may be difficult for us to obtain swift or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations.
We may need additional funding and we may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our solution development programs.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to enhance existing and develop new modules, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us, currently or in the future, could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired. In that case, we may not be able to, among other things, develop or enhance our solution, expand our sales and marketing, acquire complementary technologies, solutions or businesses, expand operations in the United States or internationally, hire, train and retain employees, or respond to competitive pressures or unanticipated working capital requirements. Our failure to do any of these things could have a material adverse effect on our business, financial condition, and operating results.
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
Changes in tax laws or tax rulings could materially affect our effective tax rate. There are several proposals to reform United States tax rules being considered by law makers, including proposals that may reduce or eliminate the deferral of United States income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the U.S. federal income tax rate, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the United States. At December 31, 2016, we had net operating loss carryforwards for federal income tax purposes of approximately $82.1 million. Our future reported financial results may be adversely affected by tax rule changes which restrict or eliminate our ability to utilize net operating loss carry-forwards, claim foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.
Our ability to use our net operating loss carryforwards may be subject to limitation.
Under IRC section 382, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. We have completed an IRC section 382 study through June 30, 3016, which concluded that we have experienced several ownership changes, causing limitations on the annual use of the net operating loss carryforwards. Provided there is sufficient taxable income, approximately $2,131,290 of the net operating losses are expected to expire without utilization. Additionally, our ability to use our net operating loss carryforwards to reduce future taxable income may be further limited as a result of any future equity transactions, including, but not limited to an issuance of shares of our stock or sales of common stock by our existing stockholders.
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
Claims of alleged infringement of third party intellectual property rights may have a material adverse effect on our business. Any intellectual property rights claim made against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle, and could divert management attention and financial resources. An adverse determination could prevent us from offering our modules or services to our customers and may require that we procure or develop substitute modules or services that do not infringe. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. We may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Furthermore, many of our license agreements require us to indemnify and defend our customers for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. Even if we are not a party to any litigation between customers and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our services and solution in any subsequent litigation in which we are a named party. Moreover, such infringement claims may harm our relationships with our existing customers and may deter future customers from purchasing our solution on acceptable terms, if at all.
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
Risks Related to Ownership of Our Common Stock
The market price for our common stock may be volatile.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation, which may make it more difficult for investors and securities analysts to evaluate our company. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company" which may be as late as December 31, 2019.
We currently intend to and continue to take advantage of some or all of the reduced regulatory and reporting requirements available to us so long as we qualify as an “emerging growth company,” except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
Additionally, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be materially and adversely affected.
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
We are required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting that is identified by management. Once we are no longer an emerging growth company, our independent registered public accounting firm will also be required to consider our internal controls over financial reporting and express an opinion as to their effectiveness. If our management or our independent registered public accounting firm identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to conclude that such internal control is effective. We are in the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. If we are unable to conclude that our internal control over financial reporting is effective, or, when we are no longer an emerging growth company, if our independent registered public accounting firm is unable to express an opinion that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a materially adverse effect on our stock price.
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
Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions: (i) dividing our board of directors into three classes with staggered three-year terms; (ii) denying cumulative voting rights to stockholders; (iii) specifying that directors may be removed by our stockholders only for cause upon the vote of two-thirds or more of our outstanding common stock; (iv) specifying that the authorized number of directors may be changed only by resolution of the board of directors; (v) eliminating the right of stockholders to act by written consent without a meeting; (vi) specifying that only our chairman of the board, Chief Executive Officer or the board of directors may call a special meeting of stockholders; (vii) limiting stockholder proposals to nominate director candidates to those for which timely advance notice was provided; and (viii) limiting stockholder amendments of the foregoing provisions to a vote of at least two thirds of our outstanding common stock. These provisions, alone or together, could delay hostile takeovers and changes in control or changes in our management.
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
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock.
Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act of 1933. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
We have registered and expect to continue to register on Form S-8 all shares of common stock that are issuable under our 2002 Stock Option Plan and 2012 Omnibus Incentive Compensation Plan. As a consequence, these shares can be freely sold in the public market upon issuance, subject to applicable limitations.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters are located in East Rutherford, New Jersey and consists of approximately 11,000 square feet of office space under a lease that expires in April 2024. We also lease office facilities in McLean, Virginia; Raleigh, North Carolina; Munich, Germany; Bangalore, India; Shanghai, China; Shenzhen, China and Hong Kong. We use all of these facilities primarily for sales, professional services, customer support and software engineering. We do not own any real property. We believe that our current facilities are suitable and adequate to meet our current needs.
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

	2016		2015
	High	Low	High	Low
First quarter	$5.74	$3.60	$10.70	$7.50
Second quarter	7.84	4.50	9.69	6.75
Third quarter	11.29	7.66	7.39	4.04
Fourth quarter	12.30	8.89	5.68	3.42
Holders of Record
As of February 28, 2017, there were approximately 20 holders of record of our common stock (not including an indeterminate number of beneficial holders of stock held in street name).
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
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference from information contained under the section "Securities Authorized for Issuance under Equity Compensation Plans" in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the Standard & Poor's Software & Services Select Industry Index for the period beginning on March 21, 2014 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2016, assuming an initial investment of $100. Data for the NYSE Composite Index and the Standard & Poor's Software & Services Select Industry Index assume reinvestment of dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.    Selected Financial Data
The following selected consolidated financial data should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results. The selected consolidated statements of operations data for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. We derived the consolidated statements of operations data for the years ended December 31, 2013, and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013, and 2012 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Revenue:
Subscription	$53,310,533	$47,067,117	$45,142,117	$38,866,989	$32,399,577
Professional services	19,850,657	20,042,803	19,691,349	13,660,000	10,968,131
Total revenue	73,161,190	67,109,920	64,833,466	52,526,989	43,367,708
Cost of revenue (1):
Cost of subscription revenue	19,922,839	20,041,196	14,586,245	12,747,971	10,731,302
Cost of professional services revenue	15,813,562	16,852,844	12,901,935	9,498,225	8,680,446
Total cost of revenue	35,736,401	36,894,040	27,488,180	22,246,196	19,411,748
Gross profit	37,424,789	30,215,880	37,345,286	30,280,793	23,955,960
Operating expenses (1):
Sales and marketing	22,637,984	24,200,504	20,033,251	16,246,583	12,807,458
Research and development	16,794,516	16,448,625	9,745,137	7,935,614	5,774,695
General and administrative	15,318,098	16,528,568	15,761,895	10,468,776	6,275,160
Restricted stock expense	—	—	18,683,277	9,327,594	877,892
Total operating expenses	54,750,598	57,177,697	64,223,560	43,978,567	25,735,205
Loss from operations	(17,325,809)	(26,961,817)	(26,878,274)	(13,697,774)	(1,779,245)
Interest income	57,126	61,414	2,009	18,432	30,629
Interest expense	(862,321)	(910,046)	(275,074)	(168,810)	(37,041)
Loss before income taxes	(18,131,004)	(27,810,449)	(27,151,339)	(13,848,152)	(1,785,657)
Income tax expense	595,722	268,225	552,619	549,718	310,900
Net loss	(18,726,726)	(28,078,674)	(27,703,958)	(14,397,870)	(2,096,557)
Accretion of redeemable convertible preferred stock and puttable common stock	—	—	(2,416,505)	(4,849,607)	(4,035,920)
Preferred stock deemed dividend	—	—	—	—	(536,107)
Net loss attributable to common stockholders	$(18,726,726)	$(28,078,674)	$(30,120,463)	$(19,247,477)	$(6,668,584)
Net loss per common share:
Basic and diluted	$(0.70)	$(1.07)	$(1.46)	$(5.11)	$(1.82)
Weighted-average common shares outstanding:
Basic and diluted	26,718,882	26,152,301	20,623,760	3,763,562	3,673,181

(1) Includes stock-based compensation as follows:
	Year Ended December 31,
	2016	2015	2014	2013	2012
Cost of subscription revenue	$810,455	$766,498	$289,611	$80,204	$42,624
Cost of professional services revenue	480,160	515,354	189,598	40,037	1,110
Sales and marketing	872,899	821,177	346,545	76,912	46,512
Research and development	1,161,422	1,077,638	486,031	62,387	28,668
General and administrative	2,142,954	3,279,635	1,434,988	262,044	100,505
	$5,467,890	$6,460,302	$2,746,773	$521,584	$219,419

	Year Ended December 31,
	2016	2015	2014	2013	2012
Key Metrics (unaudited):
Recurring revenue retention (2)	101%	98%	100%	102%	102%
Adjusted EBITDA (3)	$(3,742,707)	$(10,484,749)	$2,752,411	$1,668,052	$1,917,463
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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Net loss	$(18,726,726)	$(28,078,674)	$(27,703,958)
Depreciation and amortization expense	6,590,343	7,575,783	4,896,713
Interest expense	862,321	910,046	275,074
Interest income	(57,126)	(61,414)	(2,009)
Income tax expense (benefit)	595,722	268,225	552,619
EBITDA	(10,735,466)	(19,386,034)	(21,981,561)
Stock-based compensation	5,467,890	6,460,302	2,746,773
Restricted stock expense	—	—	18,683,277
Compensation expense related to loan forgiveness	—	—	927,093
Puttable stock compensation	—	54,764	54,764
Change in fair value of contingent consideration liability	30,469	(1,350,441)	(43,855)
Severance costs	—	—	1,121,285
Warrant expense	—	—	1,244,635
Purchase accounting deferred revenue adjustment	69,095	1,530,719	—
Acquisition compensation costs	1,419,885	946,590	—
Acquisition related costs	5,420	1,259,351	—
Adjusted EBITDA	$(3,742,707)	$(10,484,749)	$2,752,411

The following table sets forth our consolidated balance sheet data as of the dates presented:

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,408,133	$17,854,523	$41,242,200	$5,147,735	$4,279,821
Working capital, excluding current deferred revenue	22,922,666	30,792,054	50,811,768	10,276,466	11,658,134
Total assets	110,489,088	114,623,744	108,230,657	70,097,121	54,756,369
Deferred revenue, current and long term	36,599,884	32,925,749	27,922,244	30,756,632	30,251,448
Term loan, net of discount	14,207,850	14,519,936	—	—	—
Revolving credit facility	6,000,000	5,000,000	—	6,978,525	—
Convertible preferred stock and puttable common stock	—	—	—	76,921,359	69,923,745
Total stockholders' equity (deficit)	32,571,478	44,496,315	64,958,707	(63,281,483)	(53,572,150)

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
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the years ended December 31, 2016, 2015, and 2014 was 101%, 98%, and 100%, respectively, with 2015's result being impacted by the loss of a large customer in 2014.
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
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014
Net loss	$(18,726,726)	$(28,078,674)	$(27,703,958)
Depreciation and amortization expense	6,590,343	7,575,783	4,896,713
Interest expense	862,321	910,046	275,074
Interest income	(57,126)	(61,414)	(2,009)
Income tax expense (benefit)	595,722	268,225	552,619
EBITDA	(10,735,466)	(19,386,034)	(21,981,561)
Stock-based compensation	5,467,890	6,460,302	2,746,773
Restricted stock expense	—	—	18,683,277
Compensation expense related to loan forgiveness	—	—	927,093
Puttable stock compensation	—	54,764	54,764
Change in fair value of contingent consideration liability	30,469	(1,350,441)	(43,855)
Severance costs	—	—	1,121,285
Warrant expense	—	—	1,244,635
Purchase accounting deferred revenue adjustment	69,095	1,530,719	—
Acquisition compensation costs	1,419,885	946,590	—
Acquisition related costs	5,420	1,259,351	—
Adjusted EBITDA	$(3,742,707)	$(10,484,749)	$2,752,411
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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel and related costs of our hosting, support, and content teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, software license fees, hosting costs, Internet connectivity, depreciation expenses directly related to delivering our solution, as well as amortization of capitalized software development costs. We generally expense our cost of subscription revenue as we incur the costs. We believe that our cost of subscription revenue for 2017 will be higher than 2016 as we continue to scale the business.
Cost of Professional Services Revenue. Cost of professional services revenue consists primarily of personnel and related costs of our professional services team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, the costs of contracted third-party vendors, reimbursable expenses and depreciation, amortization and other allocated costs. As our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expense our cost of professional services revenue as we incur the costs. We believe that our cost of professional services revenue for 2017 will be higher than 2016 as we continue to scale the business.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes and stock-based compensation. It also includes the costs of promotional events, corporate communications, online marketing, solution marketing and other brand-building activities, in addition to depreciation, amortization and other allocated costs. When the initial customer contract is signed and upon any renewal, we capitalize and amortize commission costs as an expense ratably over the term of the related customer contract in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, we recognize the unamortized portion of any deferred commission cost as an expense immediately upon such termination. We believe that our sales and marketing expenses for 2017 as a percentage of revenue will be consistent with 2016 expenses.
Research and Development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and costs of certain third-party contractors, as well as depreciation, amortization and other allocated costs. We capitalize research and development costs related to the development of our solution modules and amortize them over their useful life. We have devoted our solution modules development efforts primarily to enhancing the functionality and expanding the capabilities of our solution. We believe that our research and development expenses for 2017 as a percentage of revenue will be slightly lower than 2016 expenses as the number of personnel remains steady and revenues increase.
General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and depreciation, amortization and other allocated costs. We believe that our general and administrative expenses for 2017 as a percent of revenue will be consistent with 2016 expenses.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest income on our cash balances, and interest expense on outstanding debt and capital lease obligations.
Income Tax Expense
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the year ended December 31, 2016 is exclusively related to actual foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, primarily in India and the United Kingdom. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. An analysis that was completed during the year indicates that a limitation on the available net operating losses are subject to one or more annual limitations under IRC section 382. Moreover, in the event we have future changes in ownership, the availability of net operating losses could be further limited. Additionally, in May 2016, we concluded an examination by the U.S. Internal Revenue Service, in connection with the 2012 tax year. The result of such examination was the adjustment of federal net operating loss carryforwards aggregating approximately $1,200,000.
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
We account for sales tax collected from customers and remitted to governmental authorities on a net basis and, therefore, we do not include them in revenue and cost of revenue in our consolidated statement of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included in professional services revenue and cost of professional services revenue for the years ended December 31, 2016, 2015, and 2014 were $585,174, $499,553 and $579,955, respectively.
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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2016, we had $43.9 million of goodwill recorded on our consolidated balance sheet. For the purposes of impairment testing, we have determined that we have one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference. The identification and measurement of goodwill impairment involves the estimation of the fair value of the company. The estimate of our fair value, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates. We performed our annual impairment test as of December 31, 2016, and the second step was not required as the fair value exceeded the carrying value. Accordingly, our reporting unit was not at risk of failing step one of the goodwill impairment testing process.
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
We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally five years. Costs associated with preliminary project stage activities, training, maintenance and all post-implementation stage activities are expensed as incurred. It is difficult to predict the amount of Internal-Use Software that will be capitalized in the future as it is project-specific and, as such, each project will be reviewed on a case-by-case basis.
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

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash", which amends ASC 230, Statement of Cash Flows. This ASU requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The effective date will be the first quarter of 2018, with early adoption permitted, and will be adopted using a retrospective transition approach. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The effective date will be the first quarter of 2018, with early adoption permitted. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.
In March, 2016, the FASB issued ASU 2016-09, "Compensation-Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for us in the first quarter of 2017. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases", requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. This standard is effective for us beginning in the first quarter of fiscal 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 requires an entity to record debt issuance costs as a direct deduction from the debt liability, rather than recording as a separate asset. The new standard is effective for annual reporting periods beginning after December 15, 2015. We implemented the provisions of ASU 2015-03 as of January 1, 2016. The application of this guidance decreased other assets and decreased current and long-term debt by $54,581 and $63,677, respectively, in the consolidated balance sheet at December 31, 2015, and decreased other assets and decreased current and long-term debt by $54,581 and $9,097, respectively, in the condensed consolidated balance sheet at December 31, 2016.
In August 2014, FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The adoption of this guidance did not have an impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of

2018. While we are still evaluating the impact that this guidance may have on our consolidated financial statements, our preliminary assessment is that there could be an impact on the timing of revenue recognition as it relates to sales when a customer takes possession of the software whereby it is installed on the customer's premises. The guidance provides companies with alternative methods of adoption and we are in the process of determining our method of adoption, which depends in part upon the completion of our evaluation.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2016	2015	2014
Revenue:
Subscription	$53,310,533	$47,067,117	$45,142,117
Professional services	19,850,657	20,042,803	19,691,349
Total revenue	73,161,190	67,109,920	64,833,466
Cost of revenue:
Cost of subscription revenue	19,922,839	20,041,196	14,586,245
Cost of professional services revenue	15,813,562	16,852,844	12,901,935
Total cost of revenue	35,736,401	36,894,040	27,488,180
Gross profit	37,424,789	30,215,880	37,345,286
Operating expenses:
Sales and marketing	22,637,984	24,200,504	20,033,251
Research and development	16,794,516	16,448,625	9,745,137
General and administrative	15,318,098	16,528,568	15,761,895
Restricted stock expense	—	—	18,683,277
Total operating expenses	54,750,598	57,177,697	64,223,560
Loss from operations	(17,325,809)	(26,961,817)	(26,878,274)
Interest income	57,126	61,414	2,009
Interest expense	(862,321)	(910,046)	(275,074)
Loss before income taxes	(18,131,004)	(27,810,449)	(27,151,339)
Income tax expense	595,722	268,225	552,619
Net loss	$(18,726,726)	$(28,078,674)	$(27,703,958)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Subscription	73%	70%	70%
Professional services	27	30	30
Total revenue	100	100	100
Cost of revenue:
Cost of subscription revenue (1)	37	43	32
Cost of professional services revenue (1)	80	84	66
Total cost of revenue	49	55	42
Gross profit	51	45	58
Operating expenses:
Sales and marketing	31	36	31
Research and development	23	25	15
General and administrative	21	25	24
Restricted stock expense	—	—	29
Total operating expenses	75	86	99
Loss from operations	(24)	(41)	(41)
Interest income	0	0	0
Interest expense	(1)	(1)	0
Loss before income taxes	(25)	(42)	(41)
Income tax expense	1	0	1
Net loss	(26)%	(42)%	(42)%

(1) The table shows cost of revenue as a percentage of each component of revenue.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue:	Year Ended December 31,		Change
	2016	2015	$	%
Subscription	$53,310,533	$47,067,117	$6,243,416	13.3%
Professional services	19,850,657	20,042,803	(192,146)	(1.0)%
Total revenue	$73,161,190	$67,109,920	$6,051,270	9.0%
Subscription Revenue. The increase was primarily related to increases in both enterprise and mid-market customers for 2016 when compared to 2015. We have increased our customer count through our sales and marketing efforts. Also, we recognized a full year of revenue from our acquisition of ecVision in 2016 compared to ten months in 2015.
Professional Services Revenue. The decrease was primarily due to our Quick Start program implemented now for a full year, which allows new customers to implement our solution more quickly, resulting in lower professional services revenue. Also, there was less demand for our services from existing customers when compared to last year.
Total Revenue. Revenue from international customers accounted for 21% and 17% of total revenue for 2016 and 2015, respectively. For 2016 and 2015, no single customer accounted for more than 10% of our total revenue.

Cost of Revenue:	Year Ended December 31,		Change
	2016	2015	$	%
Cost of subscription revenue	$19,922,839	$20,041,196	$(118,357)	(0.6)%
Cost of professional services revenue	15,813,562	16,852,844	(1,039,282)	(6.2)%
Total cost of revenue	$35,736,401	$36,894,040	$(1,157,639)	(3.1)%
Cost of Subscription Revenue. The decrease in dollar amount was primarily for lower depreciation, amortization and other allocated costs of $0.8 million offset by higher compensation related costs of $0.6 million for new employees hired during the year.
Cost of Professional Services Revenue. The decrease in dollar amount was primarily for lower employee costs of $0.5 million due to lower average headcount for the year and a $0.4 million decrease for employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team. Also, there was a decrease of $0.2 million in travel and recruiting costs compared to the prior year.

Operating Expenses:	Year Ended December 31,		Change
	2016	2015	$	%
Sales and marketing	$22,637,984	$24,200,504	$(1,562,520)	(6.5)%
Research and development	16,794,516	16,448,625	345,891	2.1%
General and administrative	15,318,098	16,528,568	(1,210,470)	(7.3)%
Total operating expenses	$54,750,598	$57,177,697	$(2,427,099)	(4.2)%
Sales and Marketing Expenses. The decrease in dollar amount was primarily due to decreased costs for North American and European marketing events of $1.0 million, a decrease of $0.5 million in travel costs and a decrease of $0.2 million in depreciation, amortization and other allocated costs. Also, there was a decrease of $1.0 million in employee costs due to lower average headcount that was offset by $1.0 million of higher commission costs.
Research and Development Expenses. The increase in dollar amount was primarily due to an increase of $0.4 million for employee-related costs transferred from our professional services organization as it temporarily assisted our engineering team, higher acquisition compensation costs of $0.4 million and for higher depreciation, amortization and other allocated costs of $0.2 million. This was offset by a decrease of $0.4 million for higher software development costs capitalized, lower employee costs of $0.2 million due to lower average headcount and lower travel costs of $0.1 million when compared to last year.
General and Administrative Expenses. The decrease in dollar amount was primarily due to a decrease of $1.5 million in professional fees and a $1.1 million decrease in stock compensation expense. Also, there was a decrease in miscellaneous taxes of $0.7 million and a decrease of $0.2 million in depreciation, amortization and other allocated costs. This was offset by an increase of $1.4 million for mark-to-market treatment of acquisition contingent consideration related to the ecVision acquisition in 2015, a $0.5 million increase in employee costs and a $0.2 million increase in miscellaneous costs.

Income Tax Expense:	Year Ended December 31,		Change
	2016	2015	$	%
Income tax expense	$595,722	$268,225	$327,497	122.1%
Income Tax Expense. Income tax expense is primarily related to our foreign operations.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue:	Year Ended December 31,		Change
	2015	2014	$	%
Subscription	$47,067,117	$45,142,117	$1,925,000	4.3%
Professional services	20,042,803	19,691,349	351,454	1.8%
Total revenue	$67,109,920	$64,833,466	$2,276,454	3.5%
Subscription Revenue. The increase was primarily related to increases in both enterprise and mid-market customers for 2015 when compared to 2014 and the acquisition of ecVision in March 2015. During this period we increased our customer count through increased sales and marketing efforts. The increase was offset by the non-renewal of a large enterprise customer at December 31, 2014, which had a negative effect on our subscription revenue for 2015 when compared to 2014.
Professional Services Revenue. The increase was primarily attributable to our acquisition of ecVision in March 2015, which accounted for a $4.4 million increase in professional services revenue. This was offset by a decrease of approximately $4.0 million when compared to 2014 due to less demand for our professional services from existing customers and the partial year effects of our new Quick Start program to on-board new customers more rapidly.
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
Cost of Subscription Revenue. The increase was primarily for higher employee costs of $2.6 million for new employees hired, the cost of employees from the ecVision acquisition, and for stock-based compensation costs, as well as a $2.4 million increase in depreciation, amortization and other allocated costs.
Cost of Professional Services Revenue. The increase was primarily for higher employee costs of $3.4 million for new employees hired, the cost of employees from the ecVision acquisition, and for stock-based compensation costs, which was offset by a $0.5 million decrease for employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team. Also, there was an increase of $0.6 million in depreciation, amortization and other allocated costs.

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

Research and Development Expenses. The increase was primarily for higher employee costs of $5.5 million for new employees hired, the cost of employees from the ecVision acquisition, stock-based compensation costs, acquisition-related compensation costs, as well as a $0.5 million of employee-related costs transferred from our professional services organization as it temporarily assisted our engineering team. Also, there was an increase of $0.8 million in depreciation, amortization and other allocated costs.
General and Administrative Expenses. The increase was primarily for professional fees of $1.6 million, rent of $1.0 million, employee costs of $0.9 million and taxes of $0.6 million. This was offset by $1.3 million decrease for mark-to-market treatment of acquisition contingent consideration, a $1.2 million decrease related to mark-to-market treatment for warrants that were converted in 2014 and a decrease of $1.1 million in depreciation, amortization and other allocated costs.

Income Tax Expense:	Year Ended December 31,		Change
	2015	2014	$	%
Income tax expense	$268,225	$552,619	$(284,394)	(51.5)%
Income Tax Expense. Income tax expense is primarily related to our foreign operations. The decrease in the period was primarily due to a decrease in the deferred tax liability in our Hong Kong location for the reversal of intangibles amortization.
Quarterly Results of Operations
The following table sets forth our unaudited operating results for each of the eight quarters preceding and including the period ended December 31, 2016 and the percentages of revenue for each line item shown. The information is derived from our unaudited financial statements. In the opinion of management, our unaudited financial statements include all adjustments, consisting only of normal recurring items, except as noted in the notes to the financial statements, necessary for a fair statement of interim periods. The financial information presented for the interim periods has been prepared in a manner consistent with our accounting policies described elsewhere and should be read in conjunction therewith. These quarterly results are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended,
	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
Revenue:
Subscription	$10,341,350	$11,704,722	$12,126,795	$12,894,250	$12,438,984	$12,840,208	$14,079,394	$13,951,947
Professional services	4,852,775	5,672,674	5,209,392	4,307,962	4,525,688	5,298,732	4,771,407	5,254,830
Total revenue	15,194,125	17,377,396	17,336,187	17,202,212	16,964,672	18,138,940	18,850,801	19,206,777
Cost of revenue:
Cost of subscription revenue	4,388,240	4,920,945	5,129,733	5,602,278	5,049,875	4,973,849	4,964,971	4,934,144
Cost of professional services revenue	3,816,518	4,746,866	4,410,948	3,878,512	3,967,701	4,058,867	3,845,548	3,941,446
Total cost of revenue	8,204,758	9,667,811	9,540,681	9,480,790	9,017,576	9,032,716	8,810,519	8,875,590
Gross profit	6,989,367	7,709,585	7,795,506	7,721,422	7,947,096	9,106,224	10,040,282	10,331,187
Operating expenses:
Sales and marketing	5,715,141	6,486,750	5,994,557	6,004,056	5,495,541	5,985,149	5,488,309	5,668,985
Research and development	3,625,719	3,986,639	4,288,389	4,547,878	3,887,996	3,999,649	4,231,492	4,675,379
General and administrative	4,383,423	5,078,434	3,543,956	3,522,755	3,998,636	3,547,907	3,782,591	3,988,964
Total operating expenses	13,724,283	15,551,823	13,826,902	14,074,689	13,382,173	13,532,705	13,502,392	14,333,328
Loss from operations	(6,734,916)	(7,842,238)	(6,031,396)	(6,353,267)	(5,435,077)	(4,426,481)	(3,462,110)	(4,002,141)
Interest income	11,948	16,398	20,814	12,254	21,628	29,420	4,810	1,268
Interest expense	(124,933)	(266,694)	(263,133)	(255,286)	(200,380)	(221,793)	(221,370)	(218,778)
Loss before income taxes	(6,847,901)	(8,092,534)	(6,273,715)	(6,596,299)	(5,613,829)	(4,618,854)	(3,678,670)	(4,219,651)
Income tax expense (benefit)	102,275	125,916	(10,722)	50,756	72,354	121,531	112,580	289,257
Net loss	$(6,950,176)	$(8,218,450)	$(6,262,993)	$(6,647,055)	$(5,686,183)	$(4,740,385)	$(3,791,250)	$(4,508,908)

	Three Months Ended,
	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
Revenue:
Subscription	68%	67%	70%	75%	73%	71%	75%	73%
Professional services	32	33	30	25	27	29	25	27
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Cost of subscription revenue (1)	42	42	42	43	41	39	35	35
Cost of professional services revenue (1)	79	84	85	90	88	77	81	75
Total cost of revenue	54	56	55	55	53	50	47	46
Gross profit	46	44	45	45	47	50	53	54
Operating expenses:
Sales and marketing	38	37	35	35	32	33	29	30
Research and development	24	23	25	26	23	22	22	24
General and administrative	29	29	20	20	24	20	20	21
Total operating expenses	91	89	80	81	79	75	71	75
Loss from operations	(45)	(45)	(35)	(36)	(32)	(25)	(18)	(21)
Interest income	0	0	0	0	0	0	0	0
Interest expense	(1)	(2)	(2)	(1)	(1)	(1)	(1)	(1)
Loss before income taxes	(46)	(47)	(37)	(37)	(33)	(26)	(19)	(22)
Income tax expense (benefit)	1	1	0	0	0	1	1	2
Net loss	(47)%	(48)%	(37)%	(37)%	(33)%	(27)%	(20)%	(24)%
(1) The table shows cost of revenue as a percentage of each component of revenue.
We have experienced certain quarterly trends in our subscription and professional services revenues. In particular, our subscription revenue in the first quarter of certain years has been lower than the sequential fourth quarter of the prior year due to the transactional volumes associated with retail cycles.
Liquidity and Capital Resources

	Year Ended December 31,
	2016	2015	2014
Cash provided by (used in):
Operating activities	$(165,823)	$(13,229,162)	$(8,303,391)
Investing activities	(2,799,656)	(29,212,636)	(2,411,339)
Financing activities	1,086,700	19,250,776	46,942,282

		December 31,
		2016	2015
Cash and cash equivalents		$15,408,133	$17,854,523
Accounts receivable, net		19,661,156	18,308,547
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
Net Cash Flows from Operating Activities
For 2016, net cash used in operating activities was $0.2 million, which reflects our net loss of $18.7 million, adjusted for non-cash charges of $14.1 million consisting primarily of $5.5 million for stock-based compensation and $6.6 million for depreciation and amortization. Additionally, we had a $4.5 million increase in our working capital accounts consisting primarily of an increase of $4.2 million in accrued expenses and an increase of $3.7 million in deferred revenue. This was offset by a decrease of $2.1 million of other liabilities and an increase of $1.4 million in prepaid expenses and other assets.
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
Our deferred revenue was $36.6 million at December 31, 2016 and $32.9 million at December 31, 2015. The increases and decreases in deferred revenue at the end of each of these periods reflect the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue and then recognized ratably over the remaining term of the subscription agreement.
Net Cash Flows from Investing Activities
For 2016, net cash used in investing activities was $2.8 million, consisting of various capital expenditures of $0.2 million and $2.3 million for the capitalization of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our employees.
For 2015, net cash used in investing activities was $29.2 million, consisting of $25.7 million for the acquisition of ecVision (International) Inc., net of cash acquired in March 2015. Other investing activities included various capital expenditures of $1.4 million and capitalization of software development costs for $1.9 million.
For 2014, net cash used in investing activities was $2.4 million, consisting of various capital expenditures of $0.7 million and capitalization of $2.0 million for software development costs.
Net Cash Flows from Financing Activities
For 2016, net cash provided by financing activities was $1.1 million and consists of net proceeds of $1.0 million from our revolving credit facility and proceeds from the exercise of stock options of $1.9 million. This was offset by term loan repayments of $0.4 million and capital lease repayments of $1.4 million.
For 2015, net cash provided by financing activities was $19.3 million and consists of proceeds from our term loan of $20.0 million, proceeds of $5.0 million from our revolving credit facility and proceeds from the exercise of stock options of $1.3 million. This was offset by term loan repayments of $5.3 million and capital lease repayments of $1.5 million.
For 2014, net cash provided by financing activities was $46.9 million and consists of net proceeds from the sale of common stock from our initial public offering of $53.5 million and $1.6 million in proceeds from the exercise of stock options. This was offset by the repayment of $7.0 million on our revolving line of credit and $1.2 million in capital lease repayments.
Credit Agreement
In connection with the ecVision acquisition (Note 3 to our audited Consolidated Financial Statements included elsewhere in this report on Form 10-K), in March 2015 we entered into a credit agreement providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver), that was amended in November 2015 to allow for a borrowing limit of $10,000,000, and includes a $2,000,000 sublimit for the issuance of letters of credit. In February 2017, the credit agreement was amended to increase the available borrowing under the Revolver by $5,000,000 and extend the maturity date for both the Revolver and the Term Loan from March 4, 2018 to December 31, 2019. The credit agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of December 31, 2016, we were in compliance with all the reporting and financial covenants.
The outstanding balance for the Term Loan as of December 31, 2016 was $14,207,850, net of unaccreted discount of $73,400 and the outstanding balance under the Revolver was $6,000,000. For the period ended December 31, 2016, the weighted average interest rate used was 4.19% for the Term Loan and 5.02% for the Revolver.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Historically, we have incurred net losses and negative cash flows from operations and have an accumulated deficit of $154,930,552 as of December 31, 2016. Our primary sources of liquidity have been proceeds from our initial public offering, cash and cash equivalents, accounts receivable, cash from operations and borrowings from our credit facility.
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
In connection with the ecVision acquisition, on June 1, 2017, we will pay to ecVision’s former equityholders $3,675,000 as defined in the ecVision merger agreement. It is anticipated that this payment will be made.
Based upon our existing cash balance, borrowings and our projected operating results, management believes that we have adequate resources to satisfy our liquidity requirements through at least the first half of 2018.
Contractual and Commercial Commitment Summary
The following table summarizes our contractual obligations as of December 31, 2016. These contractual obligations require us to make future cash payments.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease commitments	$16,650,117	$4,200,060	$6,503,557	$4,149,650	$1,796,850
Capital lease commitments	2,683,771	1,292,210	1,209,456	182,105	—
Term Loan	14,281,250	—	14,281,250	—	—
Revolving Facility	6,000,000	—	6,000,000	—	—
Other*	3,675,000	3,675,000	—	—	—
Total	$43,290,138	$9,167,270	$27,994,263	$4,331,755	$1,796,850

*	Represents the retention payment related to our acquisition of ecVision, Inc in 2015.
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
Interest Rate Sensitivity. Interest income is sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our investments, which are primarily cash and cash equivalents, we believe there is no material risk of exposure. Although interest expense related to our Term Loan and Revolver is sensitive to changes in the Prime rate and the LIBOR rate, we believe that we have no material risk of exposure.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of December 31, 2016 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective for the purposes stated above.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. This annual report did not include an attestation report of our registered public accounting firm due to the exemption provided by the rules of the Securities and Exchange Commission for emerging growth companies.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference from information contained under the sections “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.
Item 11.    Executive Compensation
Information required by this item is incorporated by reference from information contained under the section “Executive Compensation” and "Director Compensation" in our Proxy Statement for the 2017 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference from information contained under the section “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated by reference from information contained under the section “Certain Relationships and Related Party Transactions” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.
Item 14.    Principal Accounting Fees and Services
Information with respect to this item is incorporated by reference from information under the section “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBER ROAD, INC.

Date: March 10, 2017	By:	/s/ JAMES W. PREUNINGER
James W. Preuninger
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES W. PREUNINGER	Chief Executive Officer and Director	March 10, 2017
James W. Preuninger	(Principal Executive Officer)
/s/ THOMAS E. CONWAY	Chief Financial Officer	March 10, 2017
Thomas E. Conway	(Principal Financial and Accounting Officer)
/s/ PAMELA F. CRAVEN	Director	March 10, 2017
Pamela F. Craven
/s/ KENNETH M. HARVEY	Director	March 10, 2017
Kenneth M. Harvey
/s/ RUDY C. HOWARD	Director	March 10, 2017
Rudy C. Howard
/s/ JOHN MALONE	Director	March 10, 2017
John Malone
/s/ BARRY M. V. WILLIAMS	Director	March 10, 2017
Barry M. V. Williams

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Merger Agreement, dated as of March 2, 2015, among ecVision (International) Inc., Project 20/20 Acquisition Corp., the Registrant and Fortis Advisors LLC.	8-K	2.1	3/6/15
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant effective March 26, 2014.	S-1/A	3.1	3/5/14
3.2	Amended and Restated Bylaws of the Registrant effective March 26, 2014.	S-1/A	3.2	3/5/14
4.1	Specimen Common Stock Certificate of Amber Road, Inc.	S-1/A	4.1	3/5/14
4.2	Warrant to Purchase Common Stock, issued March 27, 2007 to Orix Venture Finance LLC.	S-1/A	4.2	3/5/14
10.1	Data Center and General Services Agreement, dated as of November 1, 2009, between Florida Technology Managed Services, Inc. and the Registrant.	S-1/A	10.1	3/5/14
10.2	Amendment 1 to Data Center and General Services Agreement, dated as of November 1, 2012, between Registrant and Florida Technology Managed Services, Inc.	S-1/A	10.2	3/5/14
10.3	Fourth Amended and Restated Investor Rights Agreement, dated as of July 16, 2010, by and among the Registrant and the investors signatory thereto.	S-1/A	10.3	3/5/14
10.4*	Employment Agreement with James W. Preuninger, dated March 3, 2014.	S-1/A	10.4	3/5/14
10.5*	Employment Agreement with John W. Preuninger, dated March 3, 2014.	S-1/A	10.5	3/5/14
10.6	Form of Change in Control Agreement.	S-1/A	10.6	3/5/14
10.7*	2002 Stock Option Plan, as amended.	S-1/A	10.7	3/5/14
10.8*	Form of Employee Stock Option Agreement under the 2002 Stock Option Plan, as amended.	S-1/A	10.8	3/5/14
10.9*	Form of Director Stock Option Agreement under the 2002 Stock Option Plan, as amended.	S-1/A	10.9	3/5/14
10.10*	2012 Omnibus Incentive Compensation Plan.	S-1/A	10.10	3/5/14
10.11*	Form of Stock Option Agreement for officers and employees under 2012 Omnibus Incentive Compensation Plan.	S-1/A	10.11	3/5/14
10.12*	Form of Stock Option Agreement for directors under 2012 Omnibus Incentive Compensation Plan.	S-1/A	10.12	3/5/14
10.13*	Form of Indemnification Agreement.	S-1/A	10.13	3/5/14
10.15	Office Lease by and between the Metropolitan Life Insurance Company and the Registrant, dated as of October 5, 1998, as amended.	S-1/A	10.15	3/5/14
10.16	Deed of Lease by and between MEPT 1660 International Drive LLC and the Registrant, dated as of June 14, 2011.	S-1/A	10.16	3/5/14
10.17	Lease Agreement by and between PFRS Crossroads Corp. and the Registrant, dated as of April 30, 2010.	S-1/A	10.17	3/5/14
10.18	Loan and Security Agreement, dated as of April 10, 2013, between Silicon Valley Bank and the Registrant.	S-1/A	10.18	3/5/14
10.19	Waiver and First Amendment to Loan and Security Agreement, dated as of December 30, 2013, between Silicon Valley Bank and the Registrant.	S-1/A	10.19	3/5/14
10.20	Share Purchase Agreement dated as of September 3, 2013 among Sunrise International Ltd., the Shareholder Representative Committee, the shareholders of Sunrise International Ltd., the Registrant and Amber Road Holdings, Inc.	S-1/A	10.20	3/5/14
10.21	Lease Deed, dated November 8, 2013, between M/s. Paliwal Overseas Private Limited and M/s. Amber Road Software Private Limited.	S-1/A	10.21	3/5/14
10.22*	Form of Management Severance Policy.	S-1/A	10.22	3/5/14
10.23*	Employment agreement with Kae-por Chang.	S-1/A	10.23	3/5/14
10.24‡	Amendment 2 to Data Center and General Services Agreement, dated as of November 1, 2014, between the Registrant and Florida Technology Managed Services, Inc.	10-Q	10.24	11/7/14
10.25	Credit Agreement, dated as of March 4, 2015, between the Registrant and KeyBank National Association.	8-K	10.1	3/6/15
10.26	Form of the 2015 Stock Option Award Certificate	8-K	10.1	2/25/15
10.27	Form of the 2015 Performance Share Award Certificate	8-K	10.2	2/25/15
10.28	Form of Non-Employee Director Restricted Stock Units Award Agreement.	10-K	10.28	3/13/15
10.29*	Separation Agreement and General Release dated July 16, 2014, between the Registrant and John W. Preuninger.	8-K	10.1	7/17/14
10.30	Amendment No.1 to Credit Agreement, dated as of March 4, 2015, between the Registrant and KeyBank National Association.	10-Q	10.1	11/9/15
10.31*	Employment Agreement, dated May 5, 2016 between Amber Road, Inc. and James W. Preuninger	10-Q	10.1	5/9/16
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of KPMG LLP, independent registered public accounting firm.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Label Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

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
We have audited the accompanying consolidated balance sheets of Amber Road, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amber Road, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 9, 2017

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$15,408,133	$17,854,523
Accounts receivable, net	19,661,156	18,308,547
Unbilled receivables	314,328	1,024,861
Deferred commissions	4,420,632	3,767,432
Prepaid expenses and other current assets	1,719,612	2,003,849
Total current assets	41,523,861	42,959,212
Property and equipment, net	9,978,255	12,180,109
Goodwill	43,907,017	43,913,185
Other intangibles, net	6,148,820	7,673,661
Deferred commissions	8,046,664	7,007,518
Deposits and other assets	884,471	890,059
Total assets	$110,489,088	$114,623,744
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,724,591	1,451,463
Accrued expenses	14,127,304	8,805,159
Current portion of capital lease obligations	1,155,964	1,598,450
Deferred revenue	34,464,264	30,532,404
Current portion of term loan, net of discount and debt financing costs	593,336	312,086
Total current liabilities	53,065,459	42,699,562
Capital lease obligations, less current portion	1,276,700	1,916,944
Deferred revenue, less current portion	2,135,620	2,393,345
Term loan, net of discount and debt financing costs, less current portion	13,614,514	14,207,850
Revolving credit facility	6,000,000	5,000,000
Other noncurrent liabilities	1,825,317	3,909,728
Total liabilities	77,917,610	70,127,429
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 26,926,268 and 26,260,459 shares at December 31, 2016 and 2015, respectively	26,926	26,261
Additional paid-in capital	188,811,896	181,457,089
Accumulated other comprehensive loss	(1,336,792)	(783,209)
Accumulated deficit	(154,930,552)	(136,203,826)
Total stockholders’ equity	32,571,478	44,496,315
Total liabilities and stockholders’ equity	$110,489,088	$114,623,744

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
Revenue:
Subscription	$53,310,533	$47,067,117	$45,142,117
Professional services	19,850,657	20,042,803	19,691,349
Total revenue	73,161,190	67,109,920	64,833,466
Cost of revenue (1):
Cost of subscription revenue	19,922,839	20,041,196	14,586,245
Cost of professional services revenue	15,813,562	16,852,844	12,901,935
Total cost of revenue	35,736,401	36,894,040	27,488,180
Gross profit	37,424,789	30,215,880	37,345,286
Operating expenses (1):
Sales and marketing	22,637,984	24,200,504	20,033,251
Research and development	16,794,516	16,448,625	9,745,137
General and administrative	15,318,098	16,528,568	15,761,895
Restricted stock expense	—	—	18,683,277
Total operating expenses	54,750,598	57,177,697	64,223,560
Loss from operations	(17,325,809)	(26,961,817)	(26,878,274)
Interest income	57,126	61,414	2,009
Interest expense	(862,321)	(910,046)	(275,074)
Loss before income taxes	(18,131,004)	(27,810,449)	(27,151,339)
Income tax expense	595,722	268,225	552,619
Net loss	(18,726,726)	(28,078,674)	(27,703,958)
Accretion of redeemable convertible preferred stock and puttable common stock	—	—	(2,416,505)
Net loss attributable to common stockholders	$(18,726,726)	$(28,078,674)	$(30,120,463)

Net loss per common share (Note 11):
Basic and diluted	$(0.70)	$(1.07)	$(1.46)
Weighted-average common shares outstanding (Note 11):
Basic and diluted	26,718,882	26,152,301	20,623,760

(1) Includes stock-based compensation as follows:
	Year Ended December 31,
	2016	2015	2014
Cost of subscription revenue	$810,455	$766,498	$289,611
Cost of professional services revenue	480,160	515,354	189,598
Sales and marketing	872,899	821,177	346,545
Research and development	1,161,422	1,077,638	486,031
General and administrative	2,142,954	3,279,635	1,434,988
	$5,467,890	$6,460,302	$2,746,773

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2016	2015	2014
Net loss	$(18,726,726)	$(28,078,674)	$(27,703,958)
Other comprehensive loss:
Foreign currency translation	(553,583)	(175,717)	(121,575)
Total other comprehensive loss	(553,583)	(175,717)	(121,575)
Comprehensive loss	$(19,280,309)	$(28,254,391)	$(27,825,533)

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2013	5,005,911	$15,221,195	$—	$(485,917)	$(78,016,761)	$(63,281,483)
Net loss	—	—	—	—	(27,703,958)	(27,703,958)
Other comprehensive loss	—	—	—	(121,575)	—	(121,575)
Effect of par value on existing shares	—	(15,216,189)	15,216,189	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	—	(2,380,858)	(2,380,858)
Exercise of common stock options	767,593	768	1,567,369	—	—	1,568,137
Exercise of common stock warrant	196,304	196	3,011,712	—	—	3,011,908
Compensation related to restricted stock	—	—	18,683,277	—	—	18,683,277
Stock-based compensation expense	—	—	2,746,773	—	—	2,746,773
Accretion of puttable common stock	197,914	198	2,183,456	—	(23,575)	2,160,079
Conversion of preferred stock	14,802,188	14,802	77,139,409	—	—	77,154,211
Issuance of common stock for initial public offering	4,782,870	4,783	53,074,721	—	—	53,079,504
Common stock issued for contingent consideration	13,012	13	(13)	—	—	—
Stock compensation for contingent consideration	—	—	42,692	—	—	42,692
Balance at December 31, 2014	25,765,792	25,766	173,665,585	(607,492)	(108,125,152)	64,958,707
Net loss	—	—	—	—	(28,078,674)	(28,078,674)
Other comprehensive loss	—	—	—	(175,717)	—	(175,717)
Exercise of common stock options	462,703	463	1,298,964	—	—	1,299,427
Issuance of common stock for vested restricted stock units	24,452	24	(24)	—	—	—
Shares related to net share settlement of equity awards	(5,500)	(5)	(22,489)	—	—	(22,494)
Stock-based compensation expense	—	—	6,460,302	—	—	6,460,302
Common stock issued for contingent consideration	13,012	13	(13)	—	—	—
Stock compensation for contingent consideration	—	—	54,764	—	—	54,764
Balance at December 31, 2015	26,260,459	26,261	181,457,089	(783,209)	(136,203,826)	44,496,315
Net loss	—	—	—	—	(18,726,726)	(18,726,726)
Other comprehensive loss	—	—	—	(553,583)	—	(553,583)
Exercise of common stock options	646,639	647	1,886,935	—	—	1,887,582
Issuance of common stock for vested restricted stock units	12,664	12	(12)	—	—	—
Stock-based compensation expense	—	—	5,467,890	—	—	5,467,890
Common stock issued for contingent consideration	6,506	6	(6)	—	—	—
Balance at December 31, 2016	26,926,268	$26,926	$188,811,896	$(1,336,792)	$(154,930,552)	$32,571,478

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(18,726,726)	$(28,078,674)	$(27,703,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,590,343	7,575,783	4,896,713
Bad debt expense	509,454	80,571	47,006
Stock-based compensation	5,467,890	6,460,302	2,746,773
Restricted stock non-cash compensation	—	—	18,683,277
Compensation related to puttable common stock	—	54,764	54,764
Acquisition related deferred compensation	1,419,885	946,590	—
Changes in fair value of contingent consideration liability	30,469	(1,350,441)	(43,855)
Change in fair value of warrant liability	—	—	1,244,635
Amortization of debt financing costs and accretion of debt discount	62,914	56,382	43,858
Other	—	—	11,964
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(1,213,717)	(1,658,964)	(4,798,351)
Prepaid expenses and other assets	(1,437,777)	(863,713)	(801,221)
Accounts payable	1,284,742	(316,655)	(182,112)
Accrued expenses	4,228,119	(304,962)	432,225
Other liabilities	(2,084,343)	(281,876)	(102,032)
Deferred revenue	3,702,924	4,451,731	(2,833,077)
Net cash used in operating activities	(165,823)	(13,229,162)	(8,303,391)
Cash flows from investing activities:
Capital expenditures	(231,979)	(1,385,082)	(723,475)
Addition of capitalized software development costs	(2,286,778)	(1,926,302)	(1,970,963)
Addition of intangible assets	(275,000)	(275,000)	—
Acquisition, net of cash acquired	—	(25,717,078)	—
Cash (paid) received for deposits	(118,993)	(21,989)	226,690
Decrease in restricted cash	113,094	112,815	56,409
Net cash used in investing activities	(2,799,656)	(29,212,636)	(2,411,339)
Cash flows from financing activities:
Proceeds from revolving line of credit	20,250,000	5,000,000	—
Payments on revolving line of credit	(19,250,000)	—	(6,978,525)
Proceeds from term loan	—	20,000,000	—
Payments on term loan	(375,000)	(5,343,750)	—
Debt discount and financing costs	—	(188,743)	—
Repayments on capital lease obligations	(1,425,882)	(1,493,664)	(1,246,226)
Proceeds from the exercise of stock options	1,887,582	1,299,427	1,568,137
Taxes paid related to net share settlement	—	(22,494)	—
Proceeds from the exercise of common stock warrant	—	—	40,452
Proceeds from initial public offering, net	—	—	53,558,444
Net cash provided by financing activities	1,086,700	19,250,776	46,942,282
Effect of exchange rate on cash and cash equivalents	(567,611)	(196,655)	(133,087)
Net increase (decrease) in cash and cash equivalents	(2,446,390)	(23,387,677)	36,094,465
Cash and cash equivalents at beginning of period	17,854,523	41,242,200	5,147,735
Cash and cash equivalents at end of period	$15,408,133	$17,854,523	$41,242,200
Supplemental disclosures of cash flow information:
Accretion of Series E Preferred Stock	$—	$—	$2,289,793
Accretion of Series A, B, C, D and E issuance costs	—	—	91,065
Accretion of puttable common stock	—	—	35,647
Cash paid for interest	790,338	858,007	275,074
Non-cash property and equipment acquired under capital lease	834,432	1,545,864	1,618,936
Non-cash property and equipment and intangible asset purchases in accounts payable	22,454	368,614	236,398
Non-cash conversion of Series A, B, C, D and E preferred stock	—	—	77,139,409
Non-cash acquisition contingent consideration	—	2,322,531	—

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Background
Amber Road, Inc. (we, our or us) is a leading provider of a cloud-based global trade management solution, including modules for logistics contract and rate management, supply chain visibility and event management, international trade compliance, Global Knowledge trade content database, supply chain collaboration with overseas factories and vendors, and duty management solutions to importers and exporters, nonvessel owning common carriers (resellers), and ocean carriers. Our solution is primarily delivered using an on-demand, cloud based, delivery model. We are incorporated in the state of Delaware and our corporate headquarters are located in East Rutherford, New Jersey. We also have offices in McLean, Virginia; Raleigh, North Carolina; Munich, Germany; Bangalore, India; Shenzhen and Shanghai, China; and Hong Kong.

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
We consider all highly liquid investments with original maturities of three months or less at the balance sheet date to be cash equivalents. Cash and cash equivalents at December 31, 2016 and 2015 consist of the following:

	December 31,
	2016	2015
Cash and cash equivalents	$15,382,773	$17,741,387
Money market accounts	25,360	113,136
	$15,408,133	$17,854,523

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
Notes to Consolidated Financial Statements

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and 2015:

	Fair Value Measurements at Reporting Date Using
December 31, 2016	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market accounts	$25,360	$25,360	$—	$—
Restricted cash - money market accounts	56,141	56,141	—	—
Total assets measured at fair value on a recurring basis	$81,501	$81,501	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,290,000	$—	$—	$1,290,000
Total liabilities measured at fair value on a recurring basis	$1,290,000	$—	$—	$1,290,000

December 31, 2015
Assets:
Cash equivalents - money market accounts	$113,136	$113,136	$—	$—
Restricted cash - money market accounts	169,235	169,235	—	—
Total assets measured at fair value on a recurring basis	$282,371	$282,371	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,259,531	$—	$—	$1,259,531
Total liabilities measured at fair value on a recurring basis	$1,259,531	$—	$—	$1,259,531

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

Acquisition Contingent Consideration Liability
Balance at December 31, 2014	$287,441
Acquisition (Note 3)	2,322,531
Mark to estimated fair value recorded as general and administrative expense	(1,350,441)
Balance at December 31, 2015	1,259,531
Mark to estimated fair value recorded as general and administrative expense	30,469
Balance at December 31, 2016	$1,290,000

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$153,543	$138,715	$91,709
Provision for doubtful accounts	509,454	80,571	47,006
Acquisition	—	3,047	—
Write-offs, net of recoveries	(252,437)	(68,790)	—
Ending balance	$410,560	$153,543	$138,715

(g)	Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We invest our excess cash with a large high-credit-quality financial institution. Our customer base is principally comprised of enterprise and mid-market companies within the global trade industry. We do not require collateral from our customers. As of December 31, 2016, and 2015, no single customer accounted for more than 10% of our accounts receivable. For the years ended December 31, 2016, and 2015, no single customer accounted for more than 10% of our revenue. For the year ended December 31, 2014, there were two customers that each accounted for 10% of our total revenue.

(h)	Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2016 and 2015 primarily consist of annual prepaid license and maintenance fees related to our internal software licenses, and prepaid marketing fees.

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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Management is required to determine the fair value of our reporting unit and compare it to the carrying amount of the reporting unit on the annual impairment testing date. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we would be required to perform the second step of the annual impairment test, as this is an indication that the reporting unit goodwill may be impaired. We performed our annual impairment test as of December 31, 2016, and the second step was not required as the fair value exceeded the carrying value. Accordingly, our reporting unit was not at risk of failing step one of the goodwill impairment testing process.

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
In accordance with ASC 350, Long-Lived Assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2016, 2015, and 2014, management believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

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
Other Revenue Items
Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and, therefore, is not included in revenue and cost of revenue in the consolidated statements of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included in professional services revenue and cost of professional services revenue for the years ended December 31, 2016, 2015, and 2014 were $585,174, $499,553, and $579,955, respectively.

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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

	Year Ended December 31,
	2016	2015	2014
Commission costs deferred	$6,436,699	$4,102,533	$3,939,722
Commission costs amortized	4,744,353	3,556,301	3,760,916

(r)	Stock-Based Compensation
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

(t)	Geographic Information
Revenue by geographic area is as follows:

	Year Ended December 31,
Country	2016	2015	2014
United States	$57,586,112	$55,372,259	$55,817,733
International	15,575,078	11,737,661	9,015,733
Total revenue	$73,161,190	$67,109,920	$64,833,466
Long-lived assets by geographic area is as follows:

	December 31,
Country	2016	2015
United States	$8,881,844	$10,658,129
International	1,096,411	1,521,980
Total long-lived assets	$9,978,255	$12,180,109

(u)	Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash", which amends ASC 230, Statement of Cash Flows. This ASU requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The effective date will be the first quarter of 2018, with early adoption permitted, and will be adopted using a retrospective transition approach. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The effective date will be the first quarter of 2018, with early adoption permitted. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.
In March, 2016, the FASB issued ASU 2016-09, "Compensation-Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for us in the first quarter of 2017. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases", requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. This standard is effective for us beginning in the first quarter of fiscal 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 requires an entity to record debt issuance costs as a direct deduction from the debt liability, rather than recording as a separate asset. The new standard is effective for annual reporting periods beginning after December 15, 2015. We implemented the provisions of ASU 2015-03 as of January 1, 2016. The application of this guidance decreased other assets and decreased current and long-term debt by $54,581 and $63,677, respectively, in the consolidated balance sheet at December 31, 2015, and decreased other assets and decreased current and long-term debt by $54,581 and $9,097, respectively, in the consolidated balance sheet at December 31, 2016.
In August 2014, FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The adoption of this guidance did not have an impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of 2018. While we are still evaluating the impact that this guidance will have on our consolidated financial statements, our preliminary assessment is that there could be an impact to the timing of revenue recognition as it relates to sales when customers takes possession of the software whereby it is installed on the customers premises. The guidance provides companies with alternative methods of adoption and we are in the process of determining our method of adoption, which depends in part upon the completion of our evaluation.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The acquisition of ecVision was accounted for under the purchase method of accounting and its operating results are included in the accompanying consolidated financial statements from the date of acquisition.
As part of the purchase agreement, an earnout payment to ecVision’s former equityholders of up to $5,176,000 was to be made on June 1, 2016 if certain GAAP revenue growth metrics were achieved from April 1, 2015 through March 31, 2016. These metrics were not achieved. Therefore, no earnout payment was made on June 1, 2016.
In addition, on June 1, 2017, we will pay to ecVision’s former equityholders $3,675,000 as defined in the ecVision merger agreement. The contingent retention consideration is classified within current liabilities in the consolidated balance sheet and is being marked-to-market within general and administrative expense in the consolidated statement of operations each quarter through March 2017, which is the end of the retention period. At December 31, 2016, the fair value of the contingent retention consideration was $1,290,000.
The revenue and net loss of the combined entity as if the acquisition date had been January 1, 2015 are as follows:

Supplemental pro forma information (unaudited):	Year Ended December 31, 2015
Revenue	$69,060,082
Net loss	(29,514,360)

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses, deferred revenue and other noncurrent liabilities consisted of the following:
(a) Property and Equipment

	December 31,
	2016	2015
Computer software and equipment	$15,053,746	$15,584,883
Software development costs	14,938,090	12,651,316
Furniture and fixtures	1,959,854	2,140,523
Leasehold improvements	2,930,390	3,081,861
Total property and equipment	34,882,080	33,458,583
Less: accumulated depreciation and amortization	(24,903,825)	(21,278,474)
Total property and equipment, net	$9,978,255	$12,180,109

Depreciation and amortization expense for the years ended December 31, 2016, 2015, and 2014 were $5,068,786, $6,268,537, and $4,707,205, respectively.
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information related to capitalized software costs is as follows:

	Year Ended December 31,
	2016	2015	2014
Software costs capitalized	$2,286,778	$1,926,302	$1,970,963
Software costs amortized (1)	1,970,150	2,789,481	1,924,121
(1) Included in cost of subscription revenue on the accompanying consolidated statements of operations.
		December 31,
		2016	2015
Capitalized software costs not yet subject to amortization		$984,568	$290,155

(b) Accrued Expenses
Accrued expenses at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Accrued bonus	$2,717,625	$1,843,719
Accrued commission	4,188,006	2,989,495
Deferred rent	263,404	230,224
Accrued severance	10,923	293,828
Accrued professional fees	917,144	815,893
Accrued taxes	549,740	705,032
Accrued contingent consideration and acquisition compensation	3,647,475	29,000
Other accrued expenses	1,832,987	1,897,968
Total	$14,127,304	$8,805,159

(c) Deferred revenue
Deferred revenue at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Current:
Subscription revenue	$32,833,795	$28,766,188
Professional services revenue	1,630,469	1,455,578
Other	—	310,638
Total current	34,464,264	30,532,404

Noncurrent:
Subscription revenue	386,206	375,244
Professional services revenue	1,749,414	2,018,101
Total noncurrent	2,135,620	2,393,345
Total deferred revenue	$36,599,884	$32,925,749

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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(d) Other Noncurrent Liabilities

	December 31,
	2016	2015
Deferred rent	$1,825,317	$1,732,607
Acquisition contingent consideration liability	—	1,230,531
Acquisition compensation costs	—	946,590
Total	$1,825,317	$3,909,728

(5)	Goodwill and Other Intangibles
Other intangibles are comprised of the following:

	Amortization Period	December 31,
		2016	2015
Acquired technology	3 to 8 years	$6,317,600	$6,317,600
Customer related intangibles	10 to 15 years	3,960,200	3,960,200
Contract backlog	2 years	940,400	940,400
Trademarks and licenses	5 to 7 years	1,193,700	1,193,700
Patents and other	2.3 years/NA	93,719	96,022
		12,505,619	12,507,922
Less: accumulated amortization		(6,356,799)	(4,834,261)
		$6,148,820	$7,673,661

Amortization expense was $1,521,557, $1,307,246, and $189,508 for the years ended December 31, 2016, 2015, and 2014, respectively. The estimated future amortization expense of other intangibles as of December 31, 2016 is as follows:

2017	$1,115,408
2018	1,037,972
2019	1,031,203
2020	929,606
2021	879,600
2022 and thereafter	1,115,031
$6,108,820

The rollforward of goodwill is as follows:

Balance at December 31, 2014	$24,476,157
ecVision acquisition (Note 3)	19,437,028
Balance at December 31, 2015	43,913,185
2016 activity	(6,168)
Balance at December 31, 2016	$43,907,017

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(6)	Income Taxes
Loss before income taxes and income tax expense is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Loss before income taxes:
Domestic	$(14,562,851)	$(21,560,050)	$(17,138,329)
Foreign	(3,568,153)	(6,250,399)	(10,013,010)
	$(18,131,004)	$(27,810,449)	$(27,151,339)
Current provision:
Federal	$—	$60,773	$—
State	735	27,438	—
Foreign	594,987	372,394	552,619
	$595,722	$460,605	$552,619
Deferred provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	(192,380)	—
	$—	$(192,380)	$—

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory U.S. federal tax rate (benefit)	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	0.1	0.1	—
Foreign taxes	4.3	5.6	2.5
Stock-based compensation	(3.3)	0.1	22.0
Acquisition related expenses	—	1.6	—
Change in valuation allowance	37.5	22.9	7.1
Non-deductible expenses and other	(0.3)	5.7	5.5
Effective tax rate	3.3%	1.0%	2.1%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We recorded a valuation allowance in the amount of $34,212,128 and $27,110,547 as of December 31, 2016 and 2015, respectively, as management believes it is more likely than not that we will not realize our deferred tax assets. The net change in the valuation allowance during the years ended December 31, 2016 and 2015 was $7,101,581, and $6,486,331, respectively.
We have subsidiaries in India, the United Kingdom, Switzerland, Hong Kong and China. The India entity is treated as a branch for U.S. tax purposes. As such, all income attributable to the Indian branch is currently recognized in the U.S. The India entity also pays taxes locally in India. As it relates to our United Kingdom and Switzerland subsidiaries, there are not any significant undistributed earnings due to the U.S. parent. Our China and Hong Kong entities are operating at a net loss. The foreign current taxes consist of taxes paid locally in the United Kingdom and India. The state current taxes consist of taxes paid for statutory minimum taxes as well as state taxes for a subsidiary.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2016	2015
Current deferred tax asset:
Accrued bonuses	$888,022	$604,707
Accounts receivable reserve	154,230	56,292
Other	350,887	183,004

Non-Current deferred tax asset:
Deferred revenue	1,410,565	1,406,238
NOLs	33,611,543	29,157,843
Other	4,238,400	2,659,105
Deferred tax assets	$40,653,647	$34,067,189

Current deferred tax liability:
Deferred commissions	$(3,119,841)	$(3,273,570)

Non-current deferred tax liability:
Intangibles	(814,819)	(1,071,984)
Fixed assets	(2,481,104)	(2,585,024)
Other	$(25,755)	$(26,064)
Deferred tax liabilities	$(6,441,519)	$(6,956,642)
Less: valuation allowance	$(34,212,128)	$(27,110,547)
Total	$—	$—

We have a federal net operating loss (NOL) carryforward of approximately $82,134,000 and $73,533,000 as of December 31, 2016 and 2015, respectively. The federal NOL carryforward will begin to expire in 2019. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.
Under IRC section 382 of the Internal Revenue Code substantial changes in ownership may limit the amount of net operating loss carryforwards that may be utilized annually in the future to offset taxable income. We have completed an Internal Revenue Code section 382 study through June 30, 3016, which concluded that we have experienced several ownership changes, causing limitations on the annual use of the net operating loss carryforwards. Provided there is sufficient taxable income, approximately $2,131,290 of the net operating loss carry forwards are expected to expire without utilization.  Additionally, our ability to use our net operating loss carryforwards to reduce future taxable income may be further limited as a result of any future equity transactions, including, but not limited to, an issuance of shares of stock or sales of common stock by our existing stockholders.
For state income tax purposes, we have net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates from 2016 through 2036.
Tax benefits of uncertain tax positions are recognized only if it is more likely than not that we will be able to sustain a position taken on an income tax return. We have no liability for uncertain positions. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense.
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years 2013 and forward remain open for examination for federal tax purposes and tax years 2012 and forward remain open for examination for our more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2016 will remain subject to examination until the respective tax year is closed. In July 2014, we were notified by the Internal Revenue Service that we had been selected at random for a compliance research examination related to the year ended December 31, 2012. In May 2016, they concluded their examination and the result of such examination was the adjustment of federal net operating loss carryforwards aggregating approximately $1,200,000.

(7)	Leases
We have several noncancelable operating leases that expire through 2022. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Rental expense for operating leases for the years ended December 31, 2016, 2015, and 2014 was approximately $3,697,000, $3,564,000, and $2,526,000 respectively, and is allocated to various line items in the consolidated statements of operations.
The carrying value of assets recorded under capital leases was $2,159,850 and $2,862,025 as of December 31, 2016 and 2015, respectively, which includes accumulated amortization of $5,524,216 and $4,021,656, respectively. Amortization of assets held under capital leases is allocated to various line items in the consolidated statements of operations.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2016 are as follows:

	Capital Leases	Operating Leases
2017	$1,292,210	$4,200,060
2018	719,216	3,247,064
2019	490,240	3,256,493
2020	175,262	2,370,552
2021	6,843	1,779,098
2022 and thereafter	—	1,796,850
Total minimum lease payments	2,683,771	$16,650,117
Less amount representing interest	(251,107)
Present value of net minimum capital lease payments	2,432,664
Less current installments of obligations under capital leases	(1,155,964)
Obligations under capital leases excluding current installments	$1,276,700

(8)	Debt
In connection with the ecVision acquisition (Note 3), in March 2015 we entered into a credit agreement providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver), that was amended in November 2015 to allow for a borrowing limit of $10,000,000, and includes a $2,000,000 sublimit for the issuance of letters of credit. The maturity date of the credit agreement is March 4, 2018. The credit agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of December 31, 2016, we were in compliance with all the reporting and financial covenants.
The outstanding balance for the Term Loan as of December 31, 2016 was $14,207,850, net of unaccreted discount and deferred financing costs of $73,400 and the outstanding balance under the Revolver was $6,000,000. For the period ended December 31, 2016, the weighted average interest rate used was 4.19% for the Term Loan and 5.02% for the Revolver.
The following table reflects the schedule of principal payments for the Term Loan as of December 31, 2016:

Principal Payments
2017	$656,250
2018	13,625,000
$14,281,250

(9)	Stockholders' Equity
Common Stock
In accordance with our Certificate of Incorporation, as amended and restated, we are authorized to issue 100,000,000 shares of $0.001 par value common stock. Each outstanding share of common stock entitles the holder to one vote. The holders of common stock are entitled to receive dividends, subject to preferential rights by holders of our preferred stock and if declared by our board of directors. As of December 31, 2016, no dividends have been declared.
Preferred Stock
In accordance with our Certificate of Incorporation, as amended and restated, we are authorized to issue 10,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series. At December 31, 2016, there are no shares of preferred stock issued.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10)	Stock-based Compensation
Our 2012 Omnibus Incentive Compensation Plan (the 2012 Plan) allows us to grant common stock options, restricted stock units (RSUs), including performance-based restricted stock units (PSUs), and restricted stock awards to our employees (including officers), non-employee consultants and non-employee directors and those of our affiliates. As of December 31, 2016, we had authorized 5,146,696 awards to be issued under the 2012 Plan, had 3,518,036 options outstanding, and 880,213 RSUs outstanding, of which 280,247 were PSUs.
Under our 2002 stock option plan (the 2002 Plan), we had 4,939,270 shares authorized and 338,795 options outstanding as of December 31, 2016. The 2002 Plan expired in 2012 and we are no longer making grants under it.
Stock Options
The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.29%	1.71 - 1.75%	1.90 - 1.99%
Expected volatility	33.62%	33.62 - 39.32%	43.29 - 60.00%
Expected dividend yield	—	—	—
Expected life in years	6.25	6.25	6.25
Weighted average fair value of options granted	$1.32	$3.28	$6.01

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
Information relative to the 2002 Plan and the 2012 Plan is as follows:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2013	2,890,363	$0.37 - $6.14	$3.11
Granted	2,485,592	$12.62 - $15.90	13.49
Exercised	(767,593)	$0.37 - $5.57	2.04
Canceled	(158,389)	$1.75 - $13.00	5.70
Balance at December 31, 2014	4,449,973	$0.84 - $15.90	9.00
Granted	1,028,850	$4.13 - $9.06	8.05
Exercised	(462,703)	$0.84 - $6.14	2.81
Canceled	(490,113)	$2.31 - $13.00	9.84
Expired	(123,064)	$5.57 - $13.00	7.56
Balance at December 31, 2015	4,402,943	$1.75 - $15.90	9.38
Granted	248,728	$3.74	3.74
Exercised	(646,639)	$1.75 - $8.08	2.92
Canceled	(85,287)	$3.74 - $13.00	9.04
Expired	(62,914)	$1.75 - $13.00	5.77
Balance at December 31, 2016	3,856,831	$2.31 - $15.90	9.99

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31,
	2016	2015
Total intrinsic value of options exercised	$3,933,518	$2,698,984
Weighted average exercise price of fully vested options	$9.99	$6.98
Weighted average remaining term of fully vested options	7.4 years	5.7 years
Equity awards available for future grant under the 2012 Plan	266,974	978,983
Total unrecognized compensation cost related to non-vested stock options	$6,868,787	$11,268,573
Weighted average period to recognize compensation cost related to non-vested stock options	1.7 years	2.7 years

Information with respect to the options outstanding and exercisable under the 2002 Plan and the 2012 Plan at December 31, 2016 is as follows:

			Options Outstanding			Options Exercisable
Exercise Price Per Share			Options Outstanding	Weighted Average Remaining Contractual Life	Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value
$2.31	-	$ 3.74	603,227	6.4 years	$3,737,317	361,430	4.6 years	$2,437,271
$4.06	-	$ 6.14	244,698	6.8 years	842,502	184,884	6.5 years	601,033
$8.07	-	$12.62	886,448	7.8 years	801,590	420,779	7.4 years	366,410
$13.00	-	$15.90	2,122,458	7.6 years	—	1,193,865	7.6 years	—
			3,856,831		$5,381,409	2,160,958		$3,404,714
Restricted Stock Units
Information related to RSUs at December 31, 2016 is as follows:

	Number of RSU's Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	—	$—
Granted	109,309	15.27
Balance at December 31, 2014	109,309	15.27
Granted	463,852	8.13
Vested	(140,638)	13.89
Canceled	(40,001)	8.08
Balance at December 31, 2015	392,522	8.07
Granted	666,018	3.91
Vested	(83,377)	8.11
Canceled	(94,950)	5.44
Balance at December 31, 2016	880,213	5.20

		December 31, 2016
Weighted-average grant date fair value of unvested RSUs		$5.20
Total unrecognized compensation cost related to non-vested RSUs		$1,462,555
Weighted average period to recognize compensation cost related to non-vested RSUs		3.0 years

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2016	2015	2014
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stockholders	$(18,726,726)	$(28,078,674)	$(30,120,463)
Denominator:
Weighted average shares used in computing net loss attributable to common stockholders	26,718,882	26,152,301	20,623,760

Basic and diluted net loss per share	$(0.70)	$(1.07)	$(1.46)

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Year Ended December 31,
	2016	2015	2014
Stock options outstanding	3,856,831	4,402,943	4,449,973
Restricted stock units	880,213	392,522	109,309
	4,737,044	4,795,465	4,559,282

(12)	Commitments and Contingencies
(a) Employment Agreements
On May 5, 2016, we entered into an employment agreement with our Chief Executive Officer and President, James W. Preuninger, which replaced his prior employment agreement dated March 3, 2014 that had expired on March 3, 2016. The May 5, 2016 employment agreement is identical to the March 3, 2014 employment agreement in all respects, with the following exceptions, (i) a term of employment through December 31, 2018 with successive two-year extensions unless either party provides written notice of non-renewal at least six months before the end of the then-current term of employment, (ii) a base salary adjustment to reflect a prior 2015 increase, (iii) inclusion of non-renewal by us as an event upon which specified compensation (including certain equity vesting) would be owed to Mr. Preuninger, similar to termination by the Company without cause or termination by Mr. Preuninger with good reason, (iv) new provisions addressing recoupment and claw-back, and (v) modification to the Confidential Information, Assignment of Rights, Non-Solicitation and Non-Competition Agreement between the Company and Mr. Preuninger (Exhibit B to the employment agreement) to increase the timeframe for non-solicitation and non-competition, upon expiration or termination, from twelve months to twenty-four months.
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
(13) Benefit Plan
We have a retirement savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). We did not make any matching contributions to the 401(k) Plan during the years ended December 31, 2016, 2015, and 2014.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14) Quarterly Results of Operations (unaudited)
The following is a summary of our quarterly results of operations for the years ended December 31, 2016 and 2015:

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$16,964,672	$18,138,940	$18,850,801	$19,206,777
Gross profit	7,947,096	9,106,224	10,040,282	10,331,187
Net loss	(5,686,183)	(4,740,385)	(3,791,250)	(4,508,908)
Net loss per share—basic and diluted	$(0.22)	$(0.18)	$(0.14)	$(0.17)

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$15,194,125	$17,377,396	$17,336,187	$17,202,212
Gross profit	6,989,367	7,709,585	7,795,506	7,721,422
Net loss	(6,950,176)	(8,218,450)	(6,262,993)	(6,647,055)
Net loss per share—basic and diluted	$(0.27)	$(0.32)	$(0.24)	$(0.25)

(15) Subsequent Events
On February 15, 2017, we entered into Amendment No. 2 (“Amendment”) to the March 4, 2015 Credit Agreement (see
Note 8). The Amendment revised language in the Credit Agreement to include changes to the applicable margins with respect to Eurodollar and Base Rate loans, increased the available borrowing under the Revolving Credit Facility from $10,000,000 to $15,000,000, and extended the maturity date for both the Revolving Credit Facility and the Term Loan to December 31, 2019.