Form 10-K/A
period 2016-12-31
Amber Road, Inc.
filed 2017-03-15
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Amber Road, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 10, 2017, and is being filed solely to amend the report prepared by KPMG LLP contained in Item 8 of the Form 10-K (the “Audit Report”) to correct a typographical error in the date of the Audit Report from March 9, 2017 to March 10, 2017. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 of the Form 10-K in this Amendment. However, there have been no changes to the text of such item other than the change stated in the immediately preceding sentence. This Amendment includes a new consent of KPMG LLP as Exhibit 23.1 hereto and new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.
Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

AMBER ROAD, INC.
FORM 10-K/A

PART II
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
March 10, 2017

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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements:
Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included herein as part of Item 8. Financial Statements and Supplementary Data above.
(2)The following listed documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Label Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBER ROAD, INC.

Date: March 15, 2017	By:	/s/ JAMES W. PREUNINGER
James W. Preuninger
Chief Executive Officer and Director
(Principal Executive Officer)