Form 10-Q
period 2017-03-31
Amber Road, Inc.
filed 2017-05-10
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Smaller reporting company	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2017, the registrant had outstanding 27,056,052 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2017

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, including those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2016, and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. As used in this report, the terms "Amber Road", "we", "us", and "our" mean Amber Road, Inc. and its subsidiaries unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$15,014,839	$15,408,133
Accounts receivable, net	15,881,759	19,661,156
Unbilled receivables	716,029	314,328
Deferred commissions	4,346,749	4,420,632
Prepaid expenses and other current assets	2,126,843	1,719,612
Total current assets	38,086,219	41,523,861
Property and equipment, net	10,581,662	9,978,255
Goodwill	43,866,209	43,907,017
Other intangibles, net	5,807,405	6,148,820
Deferred commissions	7,519,549	8,046,664
Deposits and other assets	958,880	884,471
Total assets	$106,819,924	$110,489,088
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,827,168	$2,724,591
Accrued expenses	13,246,144	14,127,304
Current portion of capital lease obligations	1,464,137	1,155,964
Deferred revenue	35,185,576	34,464,264
Current portion of term loan, net of discount	714,391	593,336
Total current liabilities	52,437,416	53,065,459
Capital lease obligations, less current portion	1,920,268	1,276,700
Deferred revenue, less current portion	2,267,857	2,135,620
Term loan, net of discount, less current portion	13,281,435	13,614,514
Revolving credit facility	6,000,000	6,000,000
Other noncurrent liabilities	1,733,908	1,825,317
Total liabilities	77,640,884	77,917,610
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 27,056,052 and 26,926,268 shares at March 31, 2017 and December 31, 2016, respectively	27,055	26,926
Additional paid-in capital	190,061,757	188,811,896
Accumulated other comprehensive loss	(1,566,024)	(1,336,792)
Accumulated deficit	(159,343,748)	(154,930,552)
Total stockholders’ equity	29,179,040	32,571,478
Total liabilities and stockholders’ equity	$106,819,924	$110,489,088

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Subscription	$13,901,308	$12,438,984
Professional services	4,653,248	4,525,688
Total revenue	18,554,556	16,964,672
Cost of revenue (1):
Cost of subscription revenue	5,380,028	5,049,875
Cost of professional services revenue	4,021,746	3,967,701
Total cost of revenue	9,401,774	9,017,576
Gross profit	9,152,782	7,947,096
Operating expenses (1):
Sales and marketing	5,803,386	5,495,541
Research and development	3,535,415	3,887,996
General and administrative	3,806,707	3,998,636
Total operating expenses	13,145,508	13,382,173
Loss from operations	(3,992,726)	(5,435,077)
Interest income	805	21,628
Interest expense	(235,168)	(200,380)
Loss before income taxes	(4,227,089)	(5,613,829)
Income tax expense	186,107	72,354
Net loss	$(4,413,196)	$(5,686,183)

Net loss per common share (Note 10):
Basic and diluted	$(0.16)	$(0.22)
Weighted-average common shares outstanding (Note 10):
Basic and diluted	27,238,887	26,440,343

(1) Includes stock-based compensation as follows:
	Three Months Ended March 31,
	2017	2016
Cost of subscription revenue	$203,272	$207,711
Cost of professional services revenue	119,764	121,692
Sales and marketing	210,718	202,244
Research and development	283,638	266,015
General and administrative	408,243	550,859
	$1,225,635	$1,348,521

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(4,413,196)	$(5,686,183)
Other comprehensive loss:
Foreign currency translation	(229,232)	(522,908)
Total other comprehensive loss	(229,232)	(522,908)
Comprehensive loss	$(4,642,428)	$(6,209,091)

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,413,196)	$(5,686,183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,553,214	1,683,162
Bad debt expense	195,889	174,221
Stock-based compensation	1,225,635	1,348,521
Acquisition related deferred compensation	—	283,977
Changes in fair value of contingent consideration liability	18,525	(20,000)
Accretion of debt discount	11,177	15,729
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	3,187,957	3,608,775
Prepaid expenses and other assets	169,675	(215,749)
Accounts payable	(978,355)	71,753
Accrued expenses	(938,082)	671,913
Other liabilities	(91,416)	220,323
Deferred revenue	852,333	897,943
Net cash provided by operating activities	793,356	3,054,385
Cash flows from investing activities:
Capital expenditures	(11,014)	(87,003)
Addition of capitalized software development costs	(473,797)	(721,048)
Cash received (paid) for deposits	(18,008)	—
Decrease in restricted cash	—	113,094
Net cash used in investing activities	(502,819)	(694,957)
Cash flows from financing activities:
Proceeds from revolving line of credit	6,000,000	3,250,000
Payments on revolving line of credit	(6,000,000)	(5,000,000)
Payments on term loan	(187,500)	(93,750)
Debt financing costs	(35,701)	—
Repayments on capital lease obligations	(367,365)	(401,131)
Proceeds from the exercise of stock options	24,355	135,756
Net cash used in financing activities	(566,211)	(2,109,125)
Effect of exchange rate on cash and cash equivalents	(117,620)	(504,970)
Net decrease in cash and cash equivalents	(393,294)	(254,667)
Cash and cash equivalents at beginning of period	15,408,133	17,854,523
Cash and cash equivalents at end of period	$15,014,839	$17,599,856

Supplemental disclosures of cash flow information:
Cash paid for interest	226,958	167,800
Non-cash property and equipment acquired under capital lease	1,319,106	—
Non-cash property and equipment purchases in accounts payable	17,729	27,681

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

(2)	Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries primarily located in India, China and Europe. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2016 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2016.
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
(c) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at March 31, 2017 and December 31, 2016 consists of the following:

	March 31, 2017	December 31, 2016
Cash	$14,989,439	$15,382,773
Money market accounts	25,400	25,360
	$15,014,839	$15,408,133

(d) Fair Value of Financial Instruments and Fair Value Measurements
Our financial instruments consist of cash equivalents, accounts receivable, accounts payable, and accrued expenses. Management believes that the carrying values of these instruments are representative of their fair value due to the relatively short-term nature of those instruments.
We follow Financial Accounting Standards Board (FASB) accounting guidance on fair value measurements for financial assets and liabilities measured on a recurring basis. Accounting Standards Codification (ASC) 820, Fair Value Measurements, among other things, defines fair value, establishes a framework for measuring fair value, and requires disclosure about such fair value measurements. Assets and liabilities measured at fair value are based on one or more of three valuation techniques provided for in the standards.
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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
March 31, 2017	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market accounts	$25,400	$25,400	$—	$—
Restricted cash - money market accounts	56,141	56,141	—	—
Total assets measured at fair value on a recurring basis	$81,541	$81,541	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,308,525	$—	$—	$1,308,525
Total liabilities measured at fair value on a recurring basis	$1,308,525	$—	$—	$1,308,525

December 31, 2016
Assets:
Cash equivalents - money market accounts	$25,360	$25,360	$—	$—
Restricted cash - money market accounts	56,141	56,141	—	—
Total assets measured at fair value on a recurring basis	$81,501	$81,501	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,290,000	$—	$—	$1,290,000
Total liabilities measured at fair value on a recurring basis	$1,290,000	$—	$—	$1,290,000
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

Balance at December 31, 2016	$1,290,000
Mark to estimated fair value recorded as general and administrative expense	18,525
Balance at March 31, 2017	$1,308,525

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
(f) Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our customer base is principally comprised of enterprise and mid-market companies within industries including Chemical/Pharmaceutical, High Technology/Electronics, Industrial/Manufacturing, Logistics, Oil & Gas, and Retail/Apparel. We do not require collateral from our customers. For the three months ended March 31, 2017 and 2016, no single customer accounted for more than 10% of our total revenue. As of March 31, 2017 and December 31, 2016, no single customer accounted for more than 10% of our total accounts receivable.
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
Other Revenue Items
Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and, therefore, is not included in revenue and cost of revenue in the condensed consolidated statements of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included of such customer reimbursements in professional services revenue and cost of professional services revenue for the three months ended March 31, 2017 and 2016 were $136,683 and $149,208, respectively.
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

	Three Months Ended March 31,
	2017	2016
Commission costs deferred	$636,745	$772,829
Commission costs amortized	1,237,743	1,114,183

(j) Stock-Based Compensation
We recognize stock-based compensation as an expense in the condensed consolidated financial statements and measure that cost based on the estimated grant-date fair value using the Black-Scholes option pricing model.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(k) Geographic Information
Revenue by geographic location based on the billing address of our customers is as follows:

	Three Months Ended March 31,
Country	2017	2016
United States	$14,066,153	$13,221,005
International	4,488,403	3,743,667
Total revenue	$18,554,556	$16,964,672

Long-lived assets by geographic location is as follows:

Country	March 31, 2017	December 31, 2016
United States	$9,591,656	$8,881,844
International	990,006	1,096,411
Total long-lived assets	$10,581,662	$9,978,255

(l) Recent Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material effect on our condensed consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash", which amends ASC 230, Statement of Cash Flows. This ASU requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The effective date will be the first quarter of 2018, with early adoption permitted, and will be adopted using a retrospective transition approach. The adoption of this standard is not expected to have a material effect on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The effective date will be the first quarter of 2018, with early adoption permitted. The adoption of this standard is not expected to have a material effect on our condensed consolidated financial statements.
In March, 2016, the FASB issued ASU 2016-09, "Compensation-Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for us in the first quarter of 2017. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
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
In August 2014, FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date", which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of 2018. While we are still evaluating the impact that this guidance will have on our condensed consolidated financial statements, our preliminary assessment is that there could be an impact to the timing of revenue recognition as it relates to sales when a customer takes possession of the software whereby it is installed on the customer's premises. The guidance provides companies with alternative methods of adoption and we are in the process of determining our method of adoption, which depends in part upon the completion of our evaluation.

(3)	Acquisition
In March 2015, we acquired ecVision (International) Inc. (ecVision), a cloud-based provider of global sourcing and collaborative supply chain solutions for brand-focused companies. As part of the purchase agreement, on June 1, 2017, we will pay to ecVision’s former equityholders $3,675,000 as defined in the merger agreement. The contingent consideration is classified within current liabilities in the condensed consolidated balance sheet and is being marked-to-market within general and administrative expense in the condensed consolidated statement of operations each quarter through March 2017, which is the end of the retention period. At March 31, 2017, the fair value of the contingent retention consideration was $1,308,525.

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses and deferred revenue is as follows:
(a) Property and Equipment

	March 31, 2017	December 31, 2016
Computer software and equipment	$16,408,311	$15,053,746
Software development costs	15,411,887	14,938,090
Furniture and fixtures	1,952,410	1,959,854
Leasehold improvements	2,935,234	2,930,390
Total property and equipment	36,707,842	34,882,080
Less: accumulated depreciation and amortization	(26,126,180)	(24,903,825)
Total property and equipment, net	$10,581,662	$9,978,255

Depreciation and amortization expense related to property and equipment was $1,222,112 and $1,302,813 for the three months ended March 31, 2017 and 2016, respectively.
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Information related to capitalized software costs is as follows:

	Three Months Ended March 31,
	2017	2016
Software costs capitalized	$473,797	$721,048
Software costs amortized (1)	536,839	466,731
(1) Included in cost of subscription revenue on the accompanying condensed consolidated statements of operations.
	March 31, 2017	December 31, 2016
Capitalized software costs not yet subject to amortization	$905,151	$984,568

(b) Accrued Expenses

	March 31, 2017	December 31, 2016
Accrued bonus	$3,396,147	$2,717,625
Accrued commission	2,798,601	4,188,006
Deferred rent	286,523	263,404
Accrued severance	—	10,923
Accrued professional fees	686,243	917,144
Accrued taxes	341,403	549,740
Accrued contingent consideration and acquisition compensation	3,675,000	3,647,475
Other accrued expenses	2,062,227	1,832,987
Total	$13,246,144	$14,127,304

(c) Deferred revenue

	March 31, 2017	December 31, 2016
Current:
Subscription revenue	$33,406,541	$32,833,795
Professional services revenue	1,779,035	1,630,469
Total current	35,185,576	34,464,264
Noncurrent:
Subscription revenue	454,431	386,206
Professional services revenue	1,813,426	1,749,414
Total noncurrent	2,267,857	2,135,620
Total deferred revenue	$37,453,433	$36,599,884

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
We have several noncancelable operating leases that expire through 2024. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2017 and 2016 was approximately $920,000 and $945,000, respectively, and is allocated to various line items in the condensed consolidated statements of operations.
The carrying value of assets recorded under capital leases was $3,177,025 and $2,159,850 as of March 31, 2017 and December 31, 2016, respectively, which includes accumulated amortization of $5,826,147 and $5,524,216, respectively. Amortization of assets held under capital leases is allocated to various line items in the condensed consolidated statements of operations.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of March 31, 2017 are as follows:

	Capital Leases	Operating Leases
Remainder of 2017	$1,314,162	$3,474,316
2018	1,298,469	4,051,203
2019	839,586	4,074,643
2020	270,637	2,782,181
2021	23,824	1,782,036
2022 and thereafter	9,916	1,796,992
Total minimum lease payments	3,756,594	$17,961,371
Less amount representing interest	(372,189)
Present value of net minimum capital lease payments	3,384,405
Less current installments of obligations under capital leases	(1,464,137)
Obligations under capital leases excluding current installments	$1,920,268

(6)	Debt
In connection with the ecVision acquisition (Note 3), in March 2015 we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver) that was amended in November 2015 to allow for a borrowing limit of $10,000,000, and includes a $2,000,000 sublimit for the issuance of letters of credit. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of March 31, 2017, we were in compliance with all the reporting and financial covenants.
On February 15, 2017, we entered into Amendment No. 2 ( the Amendment) to the Credit Agreement. The Amendment revised language in the Credit Agreement to include changes to the applicable margins with respect to Eurodollar and Base Rate loans, increased the available borrowing under the Revolver from $10,000,000 to $15,000,000, and extended the maturity date for both the Term Loan and the Revolver to December 31, 2019.
The outstanding balance for the Term Loan as of March 31, 2017 was $13,995,826, net of unaccreted discount and deferred financing costs of $97,924 and the outstanding balance under the Revolver was $6,000,000. For the three months ended March 31, 2017, the weighted average interest rate used was 4.38% for the Term Loan and 5.25% for the Revolver.
The following table reflects the schedule of principal payments for the Term Loan as of March 31, 2017:

Principal Payments
Remainder of 2017	$468,750
2018	750,000
2019	12,875,000
$14,093,750

(7)	Stockholders' Equity
Common Stock
The following table presents our activity for common stock during the three months ended March 31, 2017:

	Shares	Par Value
Balance at December 31, 2016	26,926,268	$26,926
Exercise of common stock options	8,424	8
Common stock issued for contingent consideration	17,275	17
Issuance of common stock for vested restricted stock units	104,085	104
Balance at March 31, 2017	27,056,052	$27,055

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Stock-based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees (including officers), non-employee directors and consultants and those of our affiliates. Awards granted under our 2012 Omnibus Incentive Compensation Plan (the 2012 Plan) include common stock options, restricted stock units (RSUs), including performance-based restricted stock units (PSUs), and restricted stock awards. As of March 31, 2017, we had authorized 5,146,696 awards to be issued under the 2012 Plan, had 3,485,139 options outstanding, 641,724 RSUs outstanding, of which 280,247 were PSUs, and 276,447 awards were available for future grant.
Under our 2002 stock option plan (the 2002 Plan), we had 4,939,270 shares authorized and 333,795 options outstanding as of March 31, 2017. The 2002 Plan expired in 2012 and we are no longer making grants under it.
Stock Options
The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	*	1.29%
Expected volatility	*	33.37%
Expected dividend yield	*	—
Expected life in years	*	6.25
Weighted average fair value of options granted	*	$1.32
* There were no options granted during the three months ended March 31, 2017.

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
Information for the 2002 Plan and 2012 Plan is as follows:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2016	3,856,831	$2.31 - $15.90	$9.99
Exercised	(8,424)	$2.31 - $3.75	2.89
Expired	(29,473)	$9.06	9.06
Balance at March 31, 2017	3,818,934	$2.31 - $15.90	10.19

	March 31,
	2017	2016
Total intrinsic value of options exercised	$37,118	$171,156
Weighted average exercise price of fully vested options	$9.98	$7.77
Weighted average remaining term of fully vested options	7.2 years	6.3 years
Equity awards available for future grant under the 2012 Plan	276,447	94,845
Total unrecognized compensation cost related to non-vested stock options	$5,824,903	$10,491,971
Weighted average period to recognize compensation cost related to non-vested stock options	1.5 years	2.5 years

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Options outstanding and exercisable under the 2002 Plan and the 2012 Plan at March 31, 2017 were as follows:

			Options Outstanding			Options Exercisable
Exercise Price Per Share			Options Outstanding	Weighted Average Remaining Contractual Life	Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value
$2.31	-	$ 3.74	594,803	6.1 years	$2,876,251	419,700	5.0 years	$2,179,341
$4.06	-	$ 6.14	244,698	6.5 years	509,712	202,915	6.3 years	387,018
$8.07	-	$12.62	856,975	7.8 years	—	445,974	7.7 years	—
$13.00	-	$15.90	2,122,458	7.3 years	—	1,326,522	7.3 years	—
			3,818,934		$3,385,963	2,395,111		$2,566,359

Restricted Stock Units
The following table is a summary of our RSU activity for the three months ended March 31, 2017:

	Number of RSU's Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	880,213	$5.20
Granted	20,000	8.96
Vested	(258,489)	3.74
Balance at March 31, 2017	641,724	5.91

		March 31, 2017
Weighted-average grant date fair value of unvested RSUs		$5.91
Total unrecognized compensation cost related to non-vested RSUs		$1,460,003
Weighted average period to recognize compensation cost related to non-vested RSUs		3.0 years

(9)	Income Taxes
Our income tax provision for the three months ended March 31, 2017 and 2016 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three months ended March 31, 2017 is primarily related to current foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at March 31, 2017 and December 31, 2016.
We have a federal net operating loss (NOL) carryforward of approximately $82,134,000 and $73,533,000 as of December 31, 2016 and 2015, respectively. We expect to be in a taxable loss position for 2017. The federal NOL carryforward will begin to expire in 2019. If not used, these NOLs may be subject to limitation under Internal Revenue Code (IRC) Section 382 should there be a greater than 50% ownership change as determined under the regulations.
Under IRC Section 382, substantial changes in ownership may limit the amount of NOL carryforwards that may be utilized annually in the future to offset taxable income. We completed an IRC Section 382 study through June 30, 2016, which concluded that we have experienced several ownership changes, causing limitations on the annual use of NOL carryforwards. Provided there is sufficient taxable income, $2,131,290 of NOL carryforwards are expected to expire without utilization beginning in 2019.  Additionally, our ability to use our NOL carryforwards to reduce future taxable income may be further limited as a result of any future equity transactions, including, but not limited to, an issuance of shares of stock or sales of common stock by our existing stockholders.
For state income tax purposes, we have net operating loss carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates from 2017 through 2037.
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years 2013 and forward remain open for examination for federal tax purposes and tax years 2012 and forward remain open for examination for our more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2016 will remain subject to examination until the respective tax year is closed. In July 2014, we were notified by the Internal Revenue Service (IRS) that we had been selected at random for a compliance research examination related to the year ended December 31, 2012. In May 2016, the IRS concluded its examination and the result of such examination was the downward adjustment of federal net operating loss carryforwards aggregating approximately $1,200,000.

(10)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2017	2016
Basic and diluted net loss per share:
Numerator:
Net loss	$(4,413,196)	$(5,686,183)
Denominator:
Weighted average shares outstanding	27,238,887	26,440,343
Basic and diluted net loss per share	$(0.16)	$(0.22)

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended March 31,
	2017	2016
Stock options outstanding	3,818,934	4,544,169
Restricted stock units	641,724	945,955
	4,460,658	5,490,124

(11)	Commitments and Contingencies
(a) Legal Proceedings
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial position, results of operations, or liquidity.
(b) Indemnifications
In the ordinary course of business and under the indemnification clause of our standard customer agreement, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our licensed materials. At present, we do not expect to incur any infringement liability as a result of the customer indemnification clauses.
To the extent permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences so long as such officer or director may be subject to any possible claim. The maximum potential amount of future payments we could be required to make under these indemnification agreements is undetermined; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and cash flows should be read in conjunction with (i) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (ii) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and in Item 1A in our Annual Report on Form 10-K.
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
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the quarters ended March 31, 2017 and 2016 was 102% and 97%, respectively.
Adjusted EBITDA. EBITDA consists of net income (loss) plus depreciation and amortization, interest expense (income) and income tax expense (benefit). Adjusted EBITDA consists of EBITDA plus our non-cash stock-based compensation expense, the change in fair value of contingent consideration liability, acquisition compensation costs, purchase accounting adjustment to deferred revenue and acquisition related costs. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.
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
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
Net loss	$(4,413,196)	$(5,686,183)
Depreciation and amortization	1,553,214	1,683,162
Interest expense	235,168	200,380
Interest income	(805)	(21,628)
Income tax expense	186,107	72,354
EBITDA	(2,439,512)	(3,751,915)
Stock-based compensation	1,225,635	1,348,521
Change in fair value of contingent consideration liability	18,525	(20,000)
Purchase accounting deferred revenue adjustment	—	69,095
Acquisition compensation costs	—	283,977
Acquisition related costs	—	5,420
Adjusted EBITDA	$(1,195,352)	$(2,064,902)
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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel and related costs of our hosting, support, and content teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, software license fees, hosting costs, Internet connectivity, depreciation expenses directly related to delivering our solution, as well as amortization of capitalized software development costs. We generally expense our cost of subscription revenue as we incur the costs. Full year cost of subscription revenue for 2017 is expected to increase compared to 2016 expenses as we continue to scale the business.
Cost of Professional Services Revenue. Cost of professional services revenue consists primarily of personnel and related costs of our professional services team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, the costs of contracted third-party vendors, reimbursable expenses and depreciation, amortization and other allocated costs. As our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expense our cost of professional services revenue as we incur the costs. Full year cost of professional services revenue for 2017 is expected to increase compared to 2016 expenses as we continue to scale the business.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes and stock-based compensation. It also includes the costs of promotional events, corporate communications, online marketing, solution marketing and other brand-building activities, in addition to depreciation, amortization and other allocated costs. When the initial customer contract is signed and upon any renewal, we capitalize and amortize commission costs as an expense ratably over the term of the related customer contract in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, we recognize the unamortized portion of any deferred commission cost as an expense immediately upon such termination. We believe that sales and marketing expenses for the full year 2017 as a percentage of revenue will be consistent with 2016 expenses.
Research and Development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and costs of certain third-party contractors, as well as depreciation, amortization and other allocated costs. We capitalize development costs related to the development of our solution modules and amortize them over their useful life. We have devoted our solution modules development efforts primarily to enhancing the functionality and expanding the capabilities of our solution. We believe that our research and development expenses for the full year 2017 as a percentage of revenue will be slightly lower than 2016 expenses as the number of personnel remains steady and revenues increase.
General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and depreciation, amortization and other allocated costs. We believe that our general and administrative expenses for the full year 2017 as a percentage of revenue will be consistent with 2016 expenses.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest income on our cash balances, and interest expense on outstanding debt and capital lease obligations.
Income Tax Expense
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the year ended March 31, 2017 is exclusively related to actual foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, primarily in India, Germany and the United Kingdom. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We completed an Internal Revenue Code Section 382 study through June 2016, which concluded that we have experienced several ownership changes, causing limitations on the annual use of the net operating loss carryforwards. In the event we have future changes in ownership, the availability of net operating losses could be further limited. Additionally, in May 2016, we concluded an examination by the U.S. Internal Revenue Service, in connection with the 2012 tax year. The result of such examination was the downward adjustment of federal net operating loss carryforwards aggregating approximately $1,200,000.
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
During the three months ended March 31, 2017, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 2, "Summary of Significant Accounting Policies" in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2017	2016
Revenue:
Subscription	$13,901,308	$12,438,984
Professional services	4,653,248	4,525,688
Total revenue	18,554,556	16,964,672
Cost of revenue:
Cost of subscription revenue	5,380,028	5,049,875
Cost of professional services revenue	4,021,746	3,967,701
Total cost of revenue	9,401,774	9,017,576
Gross profit	9,152,782	7,947,096
Operating expenses:
Sales and marketing	5,803,386	5,495,541
Research and development	3,535,415	3,887,996
General and administrative	3,806,707	3,998,636
Total operating expenses	13,145,508	13,382,173
Loss from operations	(3,992,726)	(5,435,077)
Interest income	805	21,628
Interest expense	(235,168)	(200,380)
Loss before income taxes	(4,227,089)	(5,613,829)
Income tax expense	186,107	72,354
Net loss	$(4,413,196)	$(5,686,183)

	Three Months Ended March 31,
	2017	2016
Revenue:
Subscription	75%	73%
Professional services	25	27
Total revenue	100	100
Cost of revenue:
Cost of subscription revenue (1)	39	41
Cost of professional services revenue (1)	86	88
Total cost of revenue	51	53
Gross profit	49	47
Operating expenses:
Sales and marketing	31	32
Research and development	19	23
General and administrative	21	24
Total operating expenses	71	79
Loss from operations	(22)	(32)
Interest income	0	0
Interest expense	(1)	(1)
Loss before income taxes	(23)	(33)
Income tax expense	1	0
Net loss	(24)%	(33)%
(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue:
	Three Months Ended March 31,		Change
	2017	2016	$	%
Subscription	$13,901,308	$12,438,984	$1,462,324	11.8%
Professional services	4,653,248	4,525,688	127,560	2.8%
Total revenue	$18,554,556	$16,964,672	$1,589,884	9.4%
Subscription Revenue. The increase was primarily related to an increase in both enterprise and mid-market customers for the three months ended March 31, 2017 compared to 2016. We have increased our customer count through our sales and marketing efforts.
Professional Services Revenue. Professional services revenue was consistent when compared to the prior year. The slight increase was due to additional demand for our services from existing and new customers.
Total Revenue. Revenue from international customers accounted for 24% and 22% of total revenue for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, no customer accounted for more than 10% of total revenue.

Cost of Revenue:
	Three Months Ended March 31,		Change
	2017	2016	$	%
Cost of subscription revenue	$5,380,028	$5,049,875	$330,153	6.5%
Cost of professional services revenue	4,021,746	3,967,701	54,045	1.4%
Total cost of revenue	$9,401,774	$9,017,576	$384,198	4.3%
Cost of Subscription Revenue. The increase in dollar amount was primarily the result of higher compensation costs of $0.2 million related to higher average headcount compared to the prior year.
Cost of Professional Services Revenue. Cost of professional services revenue was consistent when compared to the prior year. The increase in dollar amount was primarily the result of higher employee compensation costs of $0.1 million offset by a $0.1 million decrease for employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team.

Operating Expenses:
	Three Months Ended March 31,		Change
	2017	2016	$	%
Sales and marketing	$5,803,386	$5,495,541	$307,845	5.6%
Research and development	3,535,415	3,887,996	(352,581)	(9.1)%
General and administrative	3,806,707	3,998,636	(191,929)	(4.8)%
Total operating expenses	$13,145,508	$13,382,173	$(236,665)	(1.8)%
Sales and Marketing Expenses. The increase in dollar amount was primarily due to higher sales commission costs of $0.1 million, increased travel costs of $0.1 million and increased recruiting costs of $0.1 million.
Research and Development Expenses. The decrease in dollar amount was primarily the result of lower compensation costs of $0.3 million due to lower average headcount and a decrease of $0.3 million due to lower acquisition compensation costs compared to last year. This was offset by an increase of $0.1 million for employee-related costs transferred from our professional services organization as it temporarily assisted our engineering team and an increase of $0.2 million for lower software development costs capitalized compared to last year.
General and Administrative Expenses. The decrease in dollar amount was primarily due to lower professional fees of $0.1 million and lower stock compensation costs of $0.1 million.

Income Tax Expense:
	Three Months Ended March 31,		Change
	2017	2016	$	%
Income tax expense	$186,107	$72,354	113,753	157.2%
Income Tax Expense. Income tax expense is primarily related to our foreign operations.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$793,356	$3,054,385
Investing activities	(502,819)	(694,957)
Financing activities	(566,211)	(2,109,125)

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$15,014,839	$15,408,133
Accounts receivable, net	15,881,759	19,661,156
Historically, we have financed our operations through the sale of stock and borrowing from credit facilities. In March 2014, we closed our initial public offering (IPO) and received net proceeds of $53.1 million. Our principal sources of liquidity are our cash and cash equivalents, our accounts receivable, cash from operations and borrowings from our credit facility. We bill our customers in advance for annual subscriptions, while professional services are typically billed on a monthly basis as services are performed. As a result, the amount of our accounts receivable at the end of a period is driven significantly by our annual subscription and professional services billings for the last month of the period, and our cash flows from operations are affected by our collection of amounts due from customers for subscription and professional services billings that resulted in the recognition of revenue in a prior period.
Net Cash Flows from Operating Activities
For the three months ended March 31, 2017, net cash provided by operating activities was $0.8 million, which reflects our net loss of $4.4 million, adjusted for non-cash charges of $3.0 million consisting primarily of $1.2 million for stock-based compensation and $1.6 million for depreciation and amortization. Additionally, we had a $2.2 million increase in our working capital accounts consisting primarily of a decrease of $3.2 million in accounts receivable and a $0.9 million increase in deferred revenue. This was offset by a decrease of $1.0 million in accounts payable and a $0.9 million decrease in accrued expenses.
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
Our deferred revenue was $37.5 million at March 31, 2017 and $36.6 million at December 31, 2016. Deferred revenue reflects the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue, which are then recognized ratably over the remaining term of the subscription agreement.
Net Cash Flows from Investing Activities
For the three months ended March 31, 2017, net cash used in investing activities was $0.5 million and primarily consisted of $0.5 million for capitalization of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our employees.
For the three months ended March 31, 2016, net cash used in investing activities was $0.7 million and consist of various capital expenditures of $0.1 million and capitalization of $0.7 million of software development costs.
Net Cash Flows from Financing Activities
For the three months ended March 31, 2017, net cash used in financing activities was $0.6 million and consisted of capital lease repayments of $0.4 million and term loan repayments of $0.2 million.

For the three months ended March 31, 2016, net cash used in financing activities was $2.1 million and consisted of net payments for our revolving credit facility of $1.8 million and capital lease repayments of $0.4 million.
Credit Agreement
In connection with the ecVision acquisition (Note 3), in March 2015 we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20.0 million, and (ii) a senior secured revolving credit facility (the Revolver) that was amended in November 2015 to allow for a borrowing limit of $10.0 million, and includes a $2.0 million sublimit for the issuance of letters of credit. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of March 31, 2017, we were in compliance with all the reporting and financial covenants.
On February 15, 2017, we entered into Amendment No. 2 ( the Amendment) to the Credit Agreement. The Amendment revised language in the Credit Agreement to include changes to the applicable margins with respect to Eurodollar and Base Rate loans, increased the available borrowing under the Revolver from $10.0 million to $15.0 million, and extended the maturity date for both the Term Loan and the Revolver to December 31, 2019.
The outstanding balance for the Term Loan as of March 31, 2017 was $14.0 million, net of unaccreted discount and deferred financing costs of $0.1 million and the outstanding balance under the Revolver was $6.0 million. For the period ended March 31, 2017, the weighted average interest rate used was 4.38% for the Term Loan and 5.25% for the Revolver.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Historically, we have incurred net losses and negative cash flows from operations and have an accumulated deficit of $159.3 million as of March 31, 2017. Our primary sources of liquidity have been proceeds from our IPO, cash and cash equivalents, accounts receivable, cash from operations and borrowings from our credit facility.
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
In connection with the ecVision acquisition, on June 1, 2017, we will pay to ecVision’s former equityholders $3.7 million as defined in the ecVision merger agreement.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of March 31, 2017 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective for the purposes stated above.
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
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

AMBER ROAD, INC.

Date: May 10, 2017	By:	/s/ THOMAS E. CONWAY
Thomas E. Conway
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith
** Furnished herewith