Form 10-Q
period 2017-06-30
Amber Road, Inc.
filed 2017-08-09
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 31, 2017, the registrant had outstanding 27,158,899 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2017

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$11,082,872	$15,408,133
Accounts receivable, net	13,744,687	19,661,156
Unbilled receivables	961,844	314,328
Deferred commissions	4,349,955	4,420,632
Prepaid expenses and other current assets	1,738,192	1,719,612
Total current assets	31,877,550	41,523,861
Property and equipment, net	9,856,574	9,978,255
Goodwill	43,788,695	43,907,017
Other intangibles, net	5,527,393	6,148,820
Deferred commissions	7,312,227	8,046,664
Deposits and other assets	1,141,314	884,471
Total assets	$99,503,753	$110,489,088
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,289,869	$2,724,591
Accrued expenses	8,659,207	14,127,304
Current portion of capital lease obligations	1,286,365	1,155,964
Deferred revenue	35,834,778	34,464,264
Current portion of term loan, net of discount	714,391	593,336
Total current liabilities	48,784,610	53,065,459
Capital lease obligations, less current portion	1,684,668	1,276,700
Deferred revenue, less current portion	2,025,985	2,135,620
Term loan, net of discount, less current portion	13,196,587	13,614,514
Revolving credit facility	6,250,000	6,000,000
Other noncurrent liabilities	1,643,114	1,825,317
Total liabilities	73,584,964	77,917,610
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 27,157,250 and 26,926,268 shares at June 30, 2017 and December 31, 2016, respectively	27,157	26,926
Additional paid-in capital	191,364,311	188,811,896
Accumulated other comprehensive loss	(1,611,460)	(1,336,792)
Accumulated deficit	(163,861,219)	(154,930,552)
Total stockholders’ equity	25,918,789	32,571,478
Total liabilities and stockholders’ equity	$99,503,753	$110,489,088

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription	$14,686,744	$12,840,208	$28,588,052	$25,279,192
Professional services	4,988,541	5,298,732	9,641,789	9,824,420
Total revenue	19,675,285	18,138,940	38,229,841	35,103,612
Cost of revenue (1):
Cost of subscription revenue	5,783,131	4,973,849	11,163,159	10,023,724
Cost of professional services revenue	4,126,958	4,058,867	8,148,704	8,026,568
Total cost of revenue	9,910,089	9,032,716	19,311,863	18,050,292
Gross profit	9,765,196	9,106,224	18,917,978	17,053,320
Operating expenses (1):
Sales and marketing	5,688,937	5,985,149	11,492,323	11,480,690
Research and development	3,835,729	3,999,649	7,371,144	7,887,645
General and administrative	3,923,928	3,547,907	7,730,635	7,546,543
Total operating expenses	13,448,594	13,532,705	26,594,102	26,914,878
Loss from operations	(3,683,398)	(4,426,481)	(7,676,124)	(9,861,558)
Interest income	521	29,420	1,326	51,048
Interest expense	(244,183)	(221,793)	(479,351)	(422,173)
Loss before income taxes	(3,927,060)	(4,618,854)	(8,154,149)	(10,232,683)
Income tax expense	590,411	121,531	776,518	193,885
Net loss	$(4,517,471)	$(4,740,385)	$(8,930,667)	$(10,426,568)

Net loss per common share (Note 10):
Basic and diluted	$(0.16)	$(0.18)	$(0.33)	$(0.39)
Weighted-average common shares outstanding (Note 10):
Basic and diluted	27,418,487	26,576,290	27,329,183	26,508,316

(1) Includes stock-based compensation as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of subscription revenue	$174,660	$211,238	$377,932	$418,949
Cost of professional services revenue	132,008	127,521	251,772	249,213
Sales and marketing	248,682	234,489	459,400	436,733
Research and development	302,222	276,541	585,860	542,556
General and administrative	371,091	553,925	779,334	1,104,784
	$1,228,663	$1,403,714	$2,454,298	$2,752,235

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(4,517,471)	$(4,740,385)	$(8,930,667)	$(10,426,568)
Other comprehensive loss:
Foreign currency translation	(45,436)	29,817	(274,668)	(493,091)
Total other comprehensive loss	(45,436)	29,817	(274,668)	(493,091)
Comprehensive loss	$(4,562,907)	$(4,710,568)	$(9,205,335)	$(10,919,659)

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,930,667)	$(10,426,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,008,155	3,334,061
Bad debt expense	478,519	173,426
Stock-based compensation	2,454,298	2,752,235
Acquisition related deferred compensation	—	567,954
Changes in fair value of contingent consideration liability	18,525	469
Accretion of debt discount	20,079	31,457
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	4,802,249	5,037,522
Prepaid expenses and other assets	737,378	(675,686)
Accounts payable	(515,904)	(115,646)
Accrued expenses	(1,867,288)	779,676
Settlement of contingent accrued compensation related to former ecVision founder	(2,366,469)	—
Other liabilities	(184,101)	(1,966,098)
Deferred revenue	1,256,536	1,140,974
Net cash (used in) provided by operating activities	(1,088,690)	633,776
Cash flows from investing activities:
Capital expenditures	(55,579)	(92,097)
Addition of capitalized software development costs	(839,409)	(1,403,920)
Addition of intangible assets	—	(275,000)
Cash paid for deposits	(169,140)	(139,118)
Decrease (increase) in restricted cash	(259)	113,094
Net cash used in investing activities	(1,064,387)	(1,797,041)
Cash flows from financing activities:
Proceeds from revolving line of credit	12,250,000	8,750,000
Payments on revolving line of credit	(12,000,000)	(8,250,000)
Payments on term loan	(281,250)	(187,500)
Debt financing costs	(35,701)	—
Repayments on capital lease obligations	(845,967)	(809,182)
Proceeds from the exercise of stock options	98,348	398,381
Contingent consideration related to ecVision acquisition	(1,308,531)	—
Net cash used in financing activities	(2,123,101)	(98,301)
Effect of exchange rate on cash and cash equivalents	(49,083)	(487,667)
Net decrease in cash and cash equivalents	(4,325,261)	(1,749,233)
Cash and cash equivalents at beginning of period	15,408,133	17,854,523
Cash and cash equivalents at end of period	$11,082,872	$16,105,290

Supplemental disclosures of cash flow information:
Cash paid for interest	$453,666	$390,716
Non-cash property and equipment acquired under capital lease	1,384,336	—
Non-cash property and equipment purchases in accounts payable	11,603	16,691

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

(2)	Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries primarily located in India, China and Europe. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2016 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2016.
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
(c) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2017 and December 31, 2016 consists of the following:

	June 30, 2017	December 31, 2016
Cash	$11,040,117	$15,382,773
Money market accounts	42,755	25,360
	$11,082,872	$15,408,133

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
June 30, 2017	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market accounts	$42,755	$42,755	$—	$—
Restricted cash - money market accounts	56,400	56,400	—	—
Total assets measured at fair value on a recurring basis	$99,155	$99,155	$—	$—
Liabilities:
Acquisition contingent consideration liability	$—	$—	$—	$—
Total liabilities measured at fair value on a recurring basis	$—	$—	$—	$—
December 31, 2016
Assets:
Cash equivalents - money market accounts	$25,360	$25,360	$—	$—
Restricted cash - money market accounts	56,141	56,141	—	—
Total assets measured at fair value on a recurring basis	$81,501	$81,501	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,290,000	$—	$—	$1,290,000
Total liabilities measured at fair value on a recurring basis	$1,290,000	$—	$—	$1,290,000
Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. In June 2017, as required by the ecVision acquisition agreement, the acquisition contingent consideration liability was paid in full. The reconciliation of the acquisition contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance at December 31, 2016	$1,290,000
Mark to estimated fair value recorded as general and administrative expense	18,525
Acquisition contingent consideration liability paid	(1,308,525)
Balance at June 30, 2017	$—

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
(f) Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our customer base is principally comprised of enterprise and mid-market companies within industries including Chemical/Pharmaceutical, High Technology/Electronics, Industrial/Manufacturing, Logistics, Oil & Gas, and Retail/Apparel. We do not require collateral from our customers. For the three and six months ended June 30, 2017, one customer accounted for 10.5% and 11.7%, respectively, of our total revenue. For the three and six months ended June 30, 2016, no single customer accounted for more than 10% of our total revenue. As of June 30, 2017 and December 31, 2016, no single customer accounted for more than 10% of our total accounts receivable.
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
Other Revenue Items
Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and, therefore, is not included in revenue and cost of revenue in the condensed consolidated statements of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts of such customer reimbursements included in professional services revenue and cost of professional services revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Customer reimbursements	$153,208	$152,823	$289,891	$302,031

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commission costs deferred	$1,042,901	$1,389,926	$1,679,646	$2,162,755
Commission costs amortized	1,247,018	1,150,595	2,484,761	2,264,778

(j) Stock-Based Compensation
We recognize stock-based compensation as an expense in the condensed consolidated financial statements and measure that cost based on the estimated grant-date fair value using the Black-Scholes option pricing model.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(k) Geographic Information
Revenue by geographic location based on the billing address of our customers is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2017	2016	2017	2016
United States	$14,878,864	$14,337,428	$28,945,017	$27,558,433
International	4,796,421	3,801,512	9,284,824	7,545,179
Total revenue	$19,675,285	$18,138,940	$38,229,841	$35,103,612

Long-lived assets by geographic location is as follows:

Country	June 30, 2017	December 31, 2016
United States	$8,969,941	$8,881,844
International	886,633	1,096,411
Total long-lived assets	$9,856,574	$9,978,255

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
In March, 2016, the FASB issued ASU 2016-09, "Compensation-Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard became effective for us in the first quarter of 2017 and its adoption did not have a material effect on our condensed consolidated financial statements.
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
In August 2014, FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures regarding the nature, amount, timing and uncertainty of cash flows arising from contracts with customers. We will adopt the new revenue guidance effective January 1, 2018, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.
While we are still evaluating the impact that this guidance will have on our condensed consolidated financial statements, our preliminary assessment is that there could be an impact to the timing of revenue recognition as it relates to sales when a customer takes possession of the software whereby it is installed on the customer's premises.

(3)	Acquisition
In March 2015, we acquired ecVision (International) Inc. (ecVision), a cloud-based provider of global sourcing and collaborative supply chain solutions for brand-focused companies. As required per the acquisition agreement, we paid contingent consideration of $3,675,000 to ecVision’s former equityholders in June 2017.

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses and deferred revenue is as follows:
(a) Property and Equipment

	June 30, 2017	December 31, 2016
Computer software and equipment	$16,507,604	$15,053,746
Software development costs	15,777,298	14,938,090
Furniture and fixtures	1,952,378	1,959,854
Leasehold improvements	2,934,999	2,930,390
Total property and equipment	37,172,279	34,882,080
Less: accumulated depreciation and amortization	(27,315,705)	(24,903,825)
Total property and equipment, net	$9,856,574	$9,978,255

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and amortization expense	$1,193,506	$1,270,496	$2,415,618	$2,573,309

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Software costs capitalized	$365,612	$682,872	$839,409	$1,403,920
Software costs amortized (1)	549,303	$458,265	1,086,142	924,996
(1) Included in cost of subscription revenue on the accompanying condensed consolidated statements of operations.
			June 30, 2017	December 31, 2016
Capitalized software costs not yet subject to amortization			$886,706	$984,568

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(b) Accrued Expenses

	June 30, 2017	December 31, 2016
Accrued bonus	$1,364,352	$2,717,625
Accrued commission	3,014,500	4,188,006
Deferred rent	316,697	263,404
Accrued professional fees	984,765	917,144
Accrued taxes	944,152	549,740
Accrued contingent consideration and acquisition compensation	—	3,647,475
Other accrued expenses	2,034,741	1,843,910
Total	$8,659,207	$14,127,304

(c) Deferred revenue

	June 30, 2017	December 31, 2016
Current:
Subscription revenue	$33,635,200	$32,833,795
Professional services revenue	2,199,578	1,630,469
Total current	35,834,778	34,464,264
Noncurrent:
Subscription revenue	227,140	386,206
Professional services revenue	1,798,845	1,749,414
Total noncurrent	2,025,985	2,135,620
Total deferred revenue	$37,860,763	$36,599,884

Deferred revenue from subscriptions represents amounts collected from (or invoiced to) customers in advance of earning subscription revenue. Typically, we bill our annual subscription fees in advance of providing the service. Deferred revenue from professional services represents revenue that is being deferred and amortized over the remaining term of the subscription contract related to customers who have taken possession of the software. See Note 2(g).

(5)	Leases
We have several noncancelable operating leases that expire through 2024. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance. Rental expense is allocated to various line items in the condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental expense from operating leases	$939,000	$959,000	$1,859,000	$1,904,000

Information related to the carrying value of assets recorded under capital leases and related accumulated amortization is as follows:

	June 30, 2017	December 31, 2016
Carry value of capital leases	$2,815,830	$2,159,850
Accumulated amortization included in carry value	6,187,342	5,524,216

Amortization of assets held under capital leases is allocated to various line items in the condensed consolidated statements of operations.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of June 30, 2017 are as follows:

	Capital Leases	Operating Leases
Remainder of 2017	$785,571	$2,241,317
2018	1,316,616	4,056,568
2019	857,734	4,080,008
2020	288,799	2,779,758
2021	41,987	1,786,693
2022 and thereafter	17,483	1,799,227
Total minimum lease payments	3,308,190	$16,743,571
Less amount representing interest	(337,157)
Present value of net minimum capital lease payments	2,971,033
Less current installments of obligations under capital leases	(1,286,365)
Obligations under capital leases excluding current installments	$1,684,668

(6)	Debt
In connection with the ecVision acquisition (Note 3), in March 2015 we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver) that was amended in November 2015 to allow for a borrowing limit of $10,000,000, and includes a $2,000,000 sublimit for the issuance of letters of credit. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of June 30, 2017, we were in compliance with all the reporting and financial covenants.
On February 15, 2017, we entered into Amendment No. 2 (the Amendment) to the Credit Agreement. The Amendment revised language in the Credit Agreement to include changes to the applicable margins with respect to Eurodollar and Base Rate loans, increased the available borrowing under the Revolver from $10,000,000 to $15,000,000, and extended the maturity date for both the Term Loan and the Revolver to December 31, 2019.
The outstanding balance for the Term Loan as of June 30, 2017 was $13,910,978, net of unaccreted discount and deferred financing costs of $89,022 and the outstanding balance under the Revolver was $6,250,000. For the six months ended June 30, 2017, the weighted average interest rate used was 4.39% for the Term Loan and 5.41% for the Revolver.
The following table reflects the schedule of principal payments for the Term Loan as of June 30, 2017:

Principal Payments
Remainder of 2017	$375,000
2018	750,000
2019	12,875,000
$14,000,000

(7)	Stockholders' Equity
Common Stock
The following table presents our activity for common stock during the six months ended June 30, 2017:

	Shares	Par Value
Balance at December 31, 2016	26,926,268	$26,926
Exercise of common stock options	33,023	33
Common stock issued for contingent consideration	17,275	17
Issuance of common stock for vested restricted stock units	180,684	181
Balance at June 30, 2017	27,157,250	$27,157

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)	Stock-based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees (including officers), non-employee directors and consultants and those of our affiliates. Awards granted under our 2012 Omnibus Incentive Compensation Plan (the 2012 Plan) include common stock options, restricted stock units (RSUs), including performance-based restricted stock units (PSUs), and restricted stock awards. As of June 30, 2017, the total number of shares of common stock authorized for issuance under the 2012 Plan (including shares that have previously been issued or are issuable pursuant to awards granted) was 9,646,696, which includes an additional 4,500,000 shares approved by our stockholders in May 2017. Of this total authorized number of shares, there were 4,252,287 stock options outstanding, 848,772 RSUs outstanding, of which 329,962 are PSUs, and 3,765,258 shares remained available for future grant. Under our 2002 stock option plan (the 2002 Plan), we had 4,939,270 shares authorized and 317,115 options outstanding as of June 30, 2017. The 2002 Plan expired in 2012 and we are no longer making grants under it.
Stock Options
The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.90%	*	1.90%	1.29%
Expected volatility	33.62%	*	33.62%	33.37%
Expected dividend yield	—	*	—	—
Expected life in years	6.25	*	6.25	6.25
Weighted average fair value of options granted	$2.75	*	$2.75	$1.32
* There were no options granted during the three months ended June 30, 2016.

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
Information for the 2002 Plan and 2012 Plan is as follows:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2016	3,856,831	$2.31 - $15.90	$9.99
Granted	818,616	$7.20 - $8.18	7.52
Exercised	(33,023)	$2.31 - $4.06	2.98
Canceled	(43,549)	$3.74 - $13.00	10.89
Expired	(29,473)	$9.06	9.06
Balance at June 30, 2017	4,569,402	$2.31 - $15.90	9.74

	June 30,
	2017	2016
Total intrinsic value of options exercised	$157,461	$492,391
Weighted average exercise price of fully vested options	$10.12	$8.39
Weighted average remaining term of fully vested options	7.4 years	6.5 years
Equity awards available for future grant under the 2012 Plan	3,765,258	82,637
Total unrecognized compensation cost related to non-vested stock options	$6,785,960	$9,362,409
Weighted average period to recognize compensation cost related to non-vested stock options	2.1 years	2.2 years

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Options outstanding and exercisable under the 2002 Plan and the 2012 Plan at June 30, 2017 were as follows:

			Options Outstanding			Options Exercisable
Exercise Price Per Share			Options Outstanding	Weighted Average Remaining Contractual Life	Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value
$2.31	-	$ 3.74	570,661	5.9 years	$3,246,152	413,028	4.8 years	$2,484,784
$4.13	-	$ 7.20	795,227	8.8 years	1,461,443	217,608	5.9 years	597,192
$8.07	-	$12.62	1,108,463	8.0 years	489,085	500,625	7.2 years	229,430
$13.00	-	$15.90	2,095,051	6.9 years	—	1,459,175	6.8 years	—
			4,569,402		$5,196,680	2,590,436		$3,311,406

Restricted Stock Units
The following table is a summary of our RSU activity for the six months ended June 30, 2017:

	Number of RSU's Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	880,213	$5.20
Granted	286,448	7.81
Vested	(287,563)	3.76
Canceled	(30,326)	5.48
Balance at June 30, 2017	848,772	6.56

		June 30, 2017
Weighted-average grant date fair value of unvested RSUs		$6.56
Total unrecognized compensation cost related to non-vested RSUs		$3,243,592
Weighted average period to recognize compensation cost related to non-vested RSUs		3.2 years

During the three months ended June 30, 2017, we awarded 61,903 PSUs that entitle recipients to shares of our common stock if certain multi-year financial metrics are met for the fiscal year ending December 31, 2018. The PSUs entitle the recipients to an amount of shares of common stock that could range from 0% up to 500% of the number of units granted at the date of vesting depending on the level of achievement of the specified conditions.

(9)	Income Taxes
Our income tax provision for the three and six months ended June 30, 2017 and 2016 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three and six months ended June 30, 2017 is primarily related to current foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at June 30, 2017 and December 31, 2016.
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
Under IRC Section 382, substantial changes in ownership may limit the amount of NOL carryforwards that may be utilized annually in the future to offset taxable income. We completed an IRC Section 382 study through June 30, 2016, which concluded that we have experienced several ownership changes, causing limitations on the annual use of NOL carryforwards. Provided there is sufficient taxable income, $2,131,290 of NOL carryforwards are expected to expire without utilization between 2019 and 2022. Additionally, our ability to use our NOL carryforwards to reduce future taxable income may be further limited as a result of any future equity transactions, including, but not limited to, an issuance of shares of stock or sales of common stock by our existing stockholders.

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

(10)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(4,517,471)	$(4,740,385)	$(8,930,667)	$(10,426,568)
Denominator:
Weighted average shares outstanding	27,418,487	26,576,290	27,329,183	26,508,316
Basic and diluted net loss per share	$(0.16)	$(0.18)	$(0.33)	$(0.39)

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options outstanding	4,569,402	4,430,479	4,569,402	4,430,479
Restricted stock units	848,772	958,163	848,772	958,163
	5,418,174	5,388,642	5,418,174	5,388,642

(11)	Commitments and Contingencies
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
To the extent permitted under Delaware law, we have agreements whereby we indemnify our senior officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences so long as such officer or director may be subject to any possible claim. The maximum potential amount of future payments we could be required to make under these indemnification agreements is undetermined; however, we have director and officer insurance coverage that reduces our exposure and may enable us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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
Overview
As a leading provider of cloud based global trade management (GTM) solutions, our mission is to dramatically transform the way companies conduct global trade. We help companies all over the world create value through their global supply chain by improving margins, achieving greater agility and lowering risk. We do this by creating a comprehensive digital model of the global supply chain, which enables collaboration between buyers, sellers and logistics companies. We replace manual and outdated processes with full automation of import and export activities, and we also provide rich data analytics to uncover areas for optimization, and a platform that is responsive and flexible to adapt to the ever-changing nature of global trade.
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
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the quarters ended June 30, 2017 and 2016 was 103% and 99%, respectively.
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
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(4,517,471)	$(4,740,385)	$(8,930,667)	$(10,426,568)
Depreciation and amortization	1,454,941	1,650,899	3,008,155	3,334,061
Interest expense	244,183	221,793	479,351	422,173
Interest income	(521)	(29,420)	(1,326)	(51,048)
Income tax expense	590,411	121,531	776,518	193,885
EBITDA	(2,228,457)	(2,775,582)	(4,667,969)	(6,527,497)
Stock-based compensation	1,228,663	1,403,714	2,454,298	2,752,235
Change in fair value of contingent consideration liability	—	20,469	18,525	469
Purchase accounting deferred revenue adjustment	—	—	—	69,095
Acquisition compensation costs	—	283,977	—	567,954
Acquisition related costs	—	—	—	5,420
Adjusted EBITDA	$(999,794)	$(1,067,422)	$(2,195,146)	$(3,132,324)
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
Income Tax Expense
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the year ended June 30, 2017 is exclusively related to actual foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, primarily in India, Germany and the United Kingdom. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue

Code of 1986, as amended, and similar state provisions. We completed an Internal Revenue Code Section 382 study through June 2016, which concluded that we have experienced several ownership changes, causing limitations on the annual use of the net operating loss carryforwards. In the event we have future changes in ownership, the availability of net operating losses could be further limited. Additionally, in May 2016, we concluded an examination by the U.S. Internal Revenue Service, in connection with the 2012 tax year. The result of such examination was the downward adjustment of federal net operating loss carryforwards aggregating approximately $1,200,000.
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
During the six months ended June 30, 2017, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription	$14,686,744	$12,840,208	$28,588,052	$25,279,192
Professional services	4,988,541	5,298,732	9,641,789	9,824,420
Total revenue	19,675,285	18,138,940	38,229,841	35,103,612
Cost of revenue:
Cost of subscription revenue	5,783,131	4,973,849	11,163,159	10,023,724
Cost of professional services revenue	4,126,958	4,058,867	8,148,704	8,026,568
Total cost of revenue	9,910,089	9,032,716	19,311,863	18,050,292
Gross profit	9,765,196	9,106,224	18,917,978	17,053,320
Operating expenses:
Sales and marketing	5,688,937	5,985,149	11,492,323	11,480,690
Research and development	3,835,729	3,999,649	7,371,144	7,887,645
General and administrative	3,923,928	3,547,907	7,730,635	7,546,543
Total operating expenses	13,448,594	13,532,705	26,594,102	26,914,878
Loss from operations	(3,683,398)	(4,426,481)	(7,676,124)	(9,861,558)
Interest income	521	29,420	1,326	51,048
Interest expense	(244,183)	(221,793)	(479,351)	(422,173)
Loss before income taxes	(3,927,060)	(4,618,854)	(8,154,149)	(10,232,683)
Income tax expense	590,411	121,531	776,518	193,885
Net loss	$(4,517,471)	$(4,740,385)	$(8,930,667)	$(10,426,568)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription	75%	71%	75%	72%
Professional services	25	29	25	28
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription revenue (1)	39	39	39	40
Cost of professional services revenue (1)	83	77	85	82
Total cost of revenue	50	50	51	51
Gross profit	50	50	49	49
Operating expenses:
Sales and marketing	29	33	30	33
Research and development	19	22	19	22
General and administrative	20	20	20	21
Total operating expenses	68	75	69	76
Loss from operations	(18)	(25)	(20)	(27)
Interest income	0	0	0	0
Interest expense	(1)	(1)	(1)	(1)
Loss before income taxes	(19)	(26)	(21)	(28)
Income tax expense	3	1	2	1
Net loss	(22)%	(27)%	(23)%	(29)%
(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenue:	Three Months Ended June 30,		Change
	2017	2016	$	%
Subscription	$14,686,744	$12,840,208	$1,846,536	14.4%
Professional services	4,988,541	5,298,732	(310,191)	(5.9)%
Total revenue	$19,675,285	$18,138,940	$1,536,345	8.5%
Subscription Revenue. The increase was primarily related to an increase in both enterprise and mid-market customers for the three months ended June 30, 2017 compared to 2016. We have increased our customer count through our sales and marketing efforts.
Professional Services Revenue. The decrease in professional services revenue was primarily due to the timing of projects, which resulted in lesser demand for our professional services during the three months ended June 30, 2017 compared to 2016.
Total Revenue. Revenue from international customers accounted for 24% and 21% of total revenue for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017, one customer accounted for 10.5% of our total revenue and for the three months ended June 30, 2016, no customer accounted for more than 10% of total revenue.

Cost of Revenue:	Three Months Ended June 30,		Change
	2017	2016	$	%
Cost of subscription revenue	$5,783,131	$4,973,849	$809,282	16.3%
Cost of professional services revenue	4,126,958	4,058,867	68,091	1.7%
Total cost of revenue	$9,910,089	$9,032,716	$877,373	9.7%
Cost of Subscription Revenue. The increase in dollar amount was primarily the result of higher employee-related compensation costs of $0.7 million related to a higher average headcount compared to 2016.
Cost of Professional Services Revenue. The increase in dollar amount was primarily the result of higher employee-related compensation costs of $0.2 million offset by a $0.1 million decrease for employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team.

Operating Expenses:	Three Months Ended June 30,		Change
	2017	2016	$	%
Sales and marketing	$5,688,937	$5,985,149	$(296,212)	(4.9)%
Research and development	3,835,729	3,999,649	(163,920)	(4.1)%
General and administrative	3,923,928	3,547,907	376,021	10.6%
Total operating expenses	$13,448,594	$13,532,705	$(84,111)	(0.6)%
Sales and Marketing Expenses. The decrease in dollar amount was primarily due lower costs for North American marketing events of $0.3 million.
Research and Development Expenses. The decrease in dollar amount was primarily the result of lower employee-related compensation costs of $0.3 million due to lower average headcount and a decrease of $0.3 million due to lower acquisition compensation costs compared to last year. This was offset by an increase of $0.1 million for employee-related compensation costs transferred from our professional services organization as it temporarily assisted our engineering team and an increase of $0.3 million for lower software development costs capitalized compared to 2016.
General and Administrative Expenses. The increase in dollar amount was primarily due to an increase in professional fees of $0.3 million, an increase of $0.2 million for miscellaneous taxes, and an increase of $0.3 million in miscellaneous costs. This was offset by a decrease in employee-related compensation costs of $0.3 million.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenue:	Six Months Ended June 30,		Change
	2017	2016	$	%
Subscription	$28,588,052	$25,279,192	$3,308,860	13.1%
Professional services	9,641,789	9,824,420	(182,631)	(1.9)%
Total revenue	$38,229,841	$35,103,612	$3,126,229	8.9%

Subscription Revenue. The increase was primarily related to increases in both enterprise and mid-market customers for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016. We have increased our customer count through our increased sales and marketing efforts.
Professional Services Revenue. The decrease in professional services revenue was primarily due to the timing of projects, which resulted in lesser demand for our professional services during the six months ended June 30, 2017 compared to 2016.
Total Revenue. Revenue from international customers accounted for 24% and 21% of total revenue for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, one customer accounted for 11.7% of our total revenue and for the six months ended June 30, 2016, no customer accounted for more than 10% of total revenue.

Cost of Revenue:	Six Months Ended June 30,		Change
	2017	2016	$	%
Cost of subscription revenue	$11,163,159	$10,023,724	$1,139,435	11.4%
Cost of professional services revenue	8,148,704	8,026,568	122,136	1.5%
Total cost of revenue	$19,311,863	$18,050,292	$1,261,571	7.0%
Cost of Subscription Revenue. The increase in dollar amount was primarily the result of higher employee-related compensation costs of $0.9 million related to a higher average headcount compared to 2016. Also, there was an increase of $0.2 million for software maintenance costs and an increase of $0.1 million in travel costs.
Cost of Professional Services Revenue. The increase in dollar amount was primarily the result of higher employee-related compensation costs of $0.3 million offset by a $0.2 million decrease for employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team.

Operating Expenses:	Six Months Ended June 30,		Change
	2017	2016	$	%
Sales and marketing	$11,492,323	$11,480,690	$11,633	0.1%
Research and development	7,371,144	7,887,645	(516,501)	(6.5)%
General and administrative	7,730,635	7,546,543	184,092	2.4%
Total operating expenses	$26,594,102	$26,914,878	$(320,776)	(1.2)%
Sales and Marketing Expenses. The slight increase in dollar amount was due to a $0.4 million decrease in North American and Asia marketing events and a $0.1 million decrease in employee-related compensation costs due to lower average headcount. This was offset by an increase of $0.1 million in European marketing events, a $0.2 million increase in commission costs, and a $0.2 million increase in recruiting costs.
Research and Development Expenses. The decrease in dollar amount was primarily the result of lower employee-related compensation costs of $0.7 million due to lower average headcount and a decrease of $0.6 million due to lower acquisition compensation costs compared to 2016. This was offset by an increase of $0.2 million for employee-related compensation costs transferred from our professional services organization as it temporarily assisted our engineering team and an increase of $0.6 million for lower software development costs capitalized compared to 2016.
General and Administrative Expenses. The increase in dollar amount was primarily due to higher professional fees of $0.2 million, a $0.3 million increase for miscellaneous taxes, and a $0.2 million increase in miscellaneous costs. This was offset by lower stock compensation costs of $0.3 million and lower employee-related compensation costs of $0.2 million.
Liquidity and Capital Resources

	Six Months Ended June 30,
	2017	2016
Cash provided by (used in):
Operating activities	$(1,088,690)	$633,776
Investing activities	(1,064,387)	(1,797,041)
Financing activities	(2,123,101)	(98,301)

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$11,082,872	$15,408,133
Accounts receivable, net	13,744,687	19,661,156

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
Net Cash Flows from Operating Activities
For the six months ended June 30, 2017, net cash used in operating activities was $1.1 million, which reflects our net loss of $8.9 million, adjusted for non-cash charges of $6.0 million consisting primarily of $2.5 million for stock-based compensation and $3.0 million for depreciation and amortization. Additionally, we had a $1.9 million increase in our working capital accounts consisting primarily of a decrease of $4.8 million in accounts receivable and a $1.3 million increase in deferred revenue. This was offset by a decrease of $0.5 million in accounts payable, a $1.9 million decrease in accrued expenses and a $2.4 million decrease for acquisition contingent consideration paid related to the ecVision acquisition.
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
Our deferred revenue was $37.9 million at June 30, 2017 and $36.6 million at December 31, 2016. Deferred revenue reflects the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue, which are then recognized ratably over the remaining term of the subscription agreement.
Net Cash Flows from Investing Activities
For the six months ended June 30, 2017, net cash used in investing activities was $1.1 million and primarily consisted of $0.8 million for capitalization of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our employees.
For the six months ended June 30, 2016, net cash used in investing activities was $1.8 million and consist of various capital expenditures of $0.1 million and $1.4 million for capitalization of software development costs.
Net Cash Flows from Financing Activities
For the six months ended June 30, 2017, net cash used in financing activities was $2.1 million and consists of $1.3 million paid for acquisition contingent consideration related to the ecVision acquisition, capital lease repayments of $0.8 million and term loan repayments of $0.3 million.
For the six months ended June 30, 2016, net cash used in financing activities was $0.1 million and consists of capital lease repayments of $0.8 million and term loan repayments of $0.2 million offset by net borrowings from our revolving credit facility of $0.5 million and proceeds from the exercise of stock options of $0.4 million.
Credit Agreement
In connection with the ecVision acquisition (Note 3), in March 2015 we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20.0 million, and (ii) a senior secured revolving credit facility (the Revolver) that was amended in November 2015 to allow for a borrowing limit of $10.0 million, and includes a $2.0 million sublimit for the issuance of letters of credit. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of June 30, 2017, we were in compliance with all the reporting and financial covenants.
On February 15, 2017, we entered into Amendment No. 2 (the Amendment) to the Credit Agreement. The Amendment revised language in the Credit Agreement to include changes to the applicable margins with respect to Eurodollar and Base

Rate loans, increased the available borrowing under the Revolver from $10.0 million to $15.0 million, and extended the maturity date for both the Term Loan and the Revolver to December 31, 2019.
The outstanding balance for the Term Loan as of June 30, 2017 was $13.9 million, net of unaccreted discount and deferred financing costs of $0.1 million and the outstanding balance under the Revolver was $6.3 million. For the period ended June 30, 2017, the weighted average interest rate used was 4.39% for the Term Loan and 5.41% for the Revolver.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Historically, we have incurred net losses and negative cash flows from operations and have an accumulated deficit of $163.9 million as of June 30, 2017. Our primary sources of liquidity have been proceeds from our IPO, cash and cash equivalents, accounts receivable, cash from operations and borrowings from our credit facility.
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
Based upon our existing cash balance, borrowings and our projected operating results, management believes that we have adequate resources to satisfy our liquidity requirements through at least the next twelve months from issuance of this quarterly report.

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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of June 30, 2017 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2017, were effective for the purposes stated above.
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

AMBER ROAD, INC.

Date: August 9, 2017	By:	/s/ THOMAS E. CONWAY
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