Form 10-Q
period 2017-09-30
Amber Road, Inc.
filed 2017-11-09
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 31, 2017, the registrant had outstanding 27,212,572 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2017

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,282,234	$15,408,133
Accounts receivable, net	15,465,557	19,661,156
Unbilled receivables	992,875	314,328
Deferred commissions	4,396,974	4,420,632
Prepaid expenses and other current assets	1,926,004	1,719,612
Total current assets	31,063,644	41,523,861
Property and equipment, net	9,894,886	9,978,255
Goodwill	43,777,158	43,907,017
Other intangibles, net	5,263,149	6,148,820
Deferred commissions	7,013,656	8,046,664
Deposits and other assets	1,154,004	884,471
Total assets	$98,166,497	$110,489,088
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,860,562	$2,724,591
Accrued expenses	9,365,484	14,127,304
Current portion of capital lease obligations	1,270,056	1,155,964
Deferred revenue	35,199,938	34,464,264
Current portion of term loan, net of discount	714,391	593,336
Total current liabilities	48,410,431	53,065,459
Capital lease obligations, less current portion	1,564,396	1,276,700
Deferred revenue, less current portion	1,887,526	2,135,620
Term loan, net of discount, less current portion	13,017,989	13,614,514
Revolving credit facility	6,100,000	6,000,000
Other noncurrent liabilities	1,560,533	1,825,317
Total liabilities	72,540,875	77,917,610
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 27,209,232 and 26,926,268 shares at September 30, 2017 and December 31, 2016, respectively	27,209	26,926
Additional paid-in capital	193,265,714	188,811,896
Accumulated other comprehensive loss	(1,568,375)	(1,336,792)
Accumulated deficit	(166,098,926)	(154,930,552)
Total stockholders’ equity	25,625,622	32,571,478
Total liabilities and stockholders’ equity	$98,166,497	$110,489,088

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription	$14,944,160	$14,079,394	$43,532,217	$39,358,586
Professional services	5,269,090	4,771,407	14,910,883	14,595,827
Total revenue	20,213,250	18,850,801	58,443,100	53,954,413
Cost of revenue (1):
Cost of subscription revenue	4,903,483	4,964,971	16,066,645	14,988,695
Cost of professional services revenue	4,247,519	3,845,548	12,396,228	11,872,116
Total cost of revenue	9,151,002	8,810,519	28,462,873	26,860,811
Gross profit	11,062,248	10,040,282	29,980,227	27,093,602
Operating expenses (1):
Sales and marketing	5,551,239	5,488,309	17,043,562	16,968,999
Research and development	3,830,431	4,231,492	11,201,577	12,119,137
General and administrative	3,517,187	3,782,591	11,247,825	11,329,134
Total operating expenses	12,898,857	13,502,392	39,492,964	40,417,270
Loss from operations	(1,836,609)	(3,462,110)	(9,512,737)	(13,323,668)
Interest income	1,238	4,810	2,564	55,858
Interest expense	(272,293)	(221,370)	(751,644)	(643,543)
Loss before income taxes	(2,107,664)	(3,678,670)	(10,261,817)	(13,911,353)
Income tax expense	130,039	112,580	906,557	306,465
Net loss	$(2,237,703)	$(3,791,250)	$(11,168,374)	$(14,217,818)

Net loss per common share (Note 10):
Basic and diluted	$(0.08)	$(0.14)	$(0.41)	$(0.53)
Weighted-average common shares outstanding (Note 10):
Basic and diluted	27,471,248	26,809,137	27,377,058	26,609,322

(1) Includes stock-based compensation as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of subscription revenue	$214,033	$219,120	$591,965	$638,069
Cost of professional services revenue	153,357	128,254	405,129	377,467
Sales and marketing	321,226	238,324	780,626	675,057
Research and development	401,567	304,501	987,427	847,057
General and administrative	734,564	564,626	1,513,898	1,669,410
	$1,824,747	$1,454,825	$4,279,045	$4,207,060

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2,237,703)	$(3,791,250)	$(11,168,374)	$(14,217,818)
Other comprehensive income (loss):
Foreign currency translation	43,085	57,265	(231,583)	(435,826)
Total other comprehensive income (loss)	43,085	57,265	(231,583)	(435,826)
Comprehensive loss	$(2,194,618)	$(3,733,985)	$(11,399,957)	$(14,653,644)

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,168,374)	$(14,217,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,015,240	5,063,509
Bad debt expense	305,612	523,403
Stock-based compensation	4,279,045	4,207,060
Acquisition related deferred compensation	—	851,931
Changes in fair value of contingent consideration liability	18,525	10,469
Accretion of debt discount	28,981	47,186
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	3,239,595	5,352,339
Prepaid expenses and other assets	823,889	(2,074,943)
Accounts payable	(967,975)	(418,732)
Accrued expenses	(1,172,824)	2,669,696
Settlement of contingent accrued compensation related to former ecVision founder	(2,366,469)	—
Other liabilities	(264,429)	(2,025,820)
Deferred revenue	477,278	(27,134)
Net cash used in operating activities	(2,751,906)	(38,854)
Cash flows from investing activities:
Capital expenditures	(169,739)	(220,718)
Addition of capitalized software development costs	(1,217,126)	(1,859,969)
Addition of intangible assets	—	(275,000)
Cash paid for deposits	(205,264)	(143,836)
Decrease (increase) in restricted cash	(259)	113,094
Net cash used in investing activities	(1,592,388)	(2,386,429)
Cash flows from financing activities:
Proceeds from revolving line of credit	18,350,000	14,250,000
Payments on revolving line of credit	(18,250,000)	(13,750,000)
Payments on term loan	(468,750)	(281,250)
Debt financing costs	(35,701)	—
Repayments on capital lease obligations	(1,237,031)	(1,052,029)
Proceeds from the exercise of stock options	175,056	1,467,749
Contingent consideration related to ecVision acquisition	(1,308,525)	—
Net cash provided by (used in) financing activities	(2,774,951)	634,470
Effect of exchange rate on cash and cash equivalents	(6,654)	(423,250)
Net decrease in cash and cash equivalents	(7,125,899)	(2,214,063)
Cash and cash equivalents at beginning of period	15,408,133	17,854,523
Cash and cash equivalents at end of period	$8,282,234	$15,640,460

Supplemental disclosures of cash flow information:
Cash paid for interest	$717,057	$564,401
Non-cash property and equipment acquired under capital lease	1,638,819	246,286
Non-cash property and equipment purchases in accounts payable	46,545	—

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Background
Amber Road, Inc. (we, our or us) is a leading provider of a cloud-based global trade management solution, including modules for logistics contract and rate management, supply chain visibility and event management, international trade compliance, Global Knowledge trade content database, supply chain collaboration with overseas factories and vendors, and duty management solutions to importers and exporters, nonvessel owning common carriers (resellers), and ocean carriers. Our solution is primarily delivered using an on-demand, cloud-based, delivery model. We are incorporated in the state of Delaware and our corporate headquarters are located in East Rutherford, New Jersey. We also have offices in McLean, Virginia; Raleigh, North Carolina; Munich, Germany; Bangalore, India; Shenzhen and Shanghai, China; and Hong Kong.

(2)	Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries primarily located in India, China and Europe. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2016 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2016.
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
(c) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at September 30, 2017 and December 31, 2016 consists of the following:

	September 30, 2017	December 31, 2016
Cash	$8,239,419	$15,382,773
Money market accounts	42,815	25,360
	$8,282,234	$15,408,133

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
September 30, 2017	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market accounts	$42,815	$42,815	$—	$—
Restricted cash - money market accounts	56,400	56,400	—	—
Total assets measured at fair value on a recurring basis	$99,215	$99,215	$—	$—
December 31, 2016
Assets:
Cash equivalents - money market accounts	$25,360	$25,360	$—	$—
Restricted cash - money market accounts	56,141	56,141	—	—
Total assets measured at fair value on a recurring basis	$81,501	$81,501	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,290,000	$—	$—	$1,290,000
Total liabilities measured at fair value on a recurring basis	$1,290,000	$—	$—	$1,290,000
Acquisition contingent consideration liability is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. In June 2017, as required by the ecVision (International) Inc. (ecVision) acquisition agreement (see Note 3), the acquisition contingent consideration liability was paid in full. The reconciliation of the acquisition contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance at December 31, 2016	$1,290,000
Mark to estimated fair value recorded as general and administrative expense	18,525
Acquisition contingent consideration liability paid	(1,308,525)
Balance at September 30, 2017	$—

(e) Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience, the industry, and the economy. We review our allowance for doubtful accounts monthly. Past-due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Typically, we record unbilled receivables for contracts on which revenue has been recognized, but for which the customer has not yet been billed.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(f) Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our customer base is principally comprised of enterprise and mid-market companies within industries including Chemical/Pharmaceutical, High Technology/Electronics, Industrial/Manufacturing, Logistics, Oil & Gas, and Retail/Apparel. We do not require collateral from our customers. For the three and nine months ended September 30, 2017, one customer accounted for 12.0% and 11.0%, respectively, of our total revenue. For the three and nine months ended September 30, 2016, no single customer accounted for more than 10% of our total revenue. As of September 30, 2017, one customer accounted for 19% of our total accounts receivable (subsequently collected) and as of December 31, 2016, no single customer accounted for more than 10% of our total accounts receivable.
(g) Revenue
We primarily generate revenue from the sale of subscriptions and subscription-related professional services. In instances involving subscriptions, revenue is generated under customer contracts with multiple elements, which are comprised of (1) subscription fees that provide the customers with access to our on-demand application and content, unspecified solution and content upgrades, and customer support, (2) professional services associated with consulting services (primarily implementation services), and (3) transaction-related fees (including publishing services). Our initial customer contracts have contract terms from, typically, 3 years to 5 years years in length. Typically, the customer does not take possession of the software nor does the customer have the right to take possession of the software supporting the on-demand application service. However, in certain instances, we have customers that take possession of the software whereby the application is installed on the customer’s premises. Our subscription service arrangements typically may only be terminated for cause and do not contain refund provisions.
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
For those contracts in which the customer accesses our software via an on-demand application, we account for these contracts in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. The majority of these agreements represent multiple-element arrangements, and we evaluate each element to determine whether it represents a separate unit of accounting. The consideration allocated to subscription is recognized as revenue ratably over the contract period. The consideration allocated to professional services is recognized as the services are performed, which is typically over the first 3 months to 6 months of an arrangement.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Customer reimbursements	$114,201	$123,206	$404,092	$425,237

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commission costs deferred	$1,126,236	$3,096,999	$2,805,883	$5,259,754
Commission costs amortized	1,377,788	1,159,173	3,862,549	3,423,951

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(j) Stock-Based Compensation
We recognize stock-based compensation as an expense in the condensed consolidated financial statements and measure that cost based on the estimated grant-date fair value using the Black-Scholes option pricing model.
(k) Geographic Information
Revenue by geographic location based on the billing address of our customers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2017	2016	2017	2016
United States	$15,239,856	$14,900,697	$44,184,884	$42,459,132
International	4,973,394	3,950,104	14,258,216	11,495,281
Total revenue	$20,213,250	$18,850,801	$58,443,100	$53,954,413

Long-lived assets by geographic location is as follows:

Country	September 30, 2017	December 31, 2016
United States	$8,950,159	$8,881,844
International	944,727	1,096,411
Total long-lived assets	$9,894,886	$9,978,255

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
In February 2016, the FASB issued ASU No. 2016-02, "Leases", requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. This standard is effective for us beginning in the first quarter of fiscal 2019. We are currently evaluating the effect that the updated standard will have on our condensed consolidated financial statements but believe the

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for real estate operating leases.
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
In March 2015, we acquired ecVision, a cloud-based provider of global sourcing and collaborative supply chain solutions for brand-focused companies. As required per the acquisition agreement, we paid contingent consideration of $3,675,000 to ecVision’s former equityholders in June 2017.

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses and deferred revenue is as follows:
(a) Property and Equipment

	September 30, 2017	December 31, 2016
Computer software and equipment	$16,916,586	$15,053,746
Software development costs	16,155,114	14,938,090
Furniture and fixtures	1,952,615	1,959,854
Leasehold improvements	2,803,114	2,930,390
Total property and equipment	37,827,429	34,882,080
Less: accumulated depreciation and amortization	(27,932,543)	(24,903,825)
Total property and equipment, net	$9,894,886	$9,978,255

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation and amortization expense	$747,012	$1,349,046	$3,162,631	$3,922,355

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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Information related to capitalized software costs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Software costs capitalized	$377,717	$456,049	$1,217,126	$1,859,969
Software costs amortized (1)	553,480	$525,381	1,639,622	1,450,377
(1) Included in cost of subscription revenue on the accompanying condensed consolidated statements of operations.
			September 30, 2017	December 31, 2016
Capitalized software costs not yet subject to amortization			$973,462	$984,568

(b) Accrued Expenses

	September 30, 2017	December 31, 2016
Accrued bonus	$2,005,075	$2,717,625
Accrued commissions	3,173,208	4,188,006
Deferred rent	347,273	263,404
Accrued professional fees	993,820	917,144
Accrued taxes	807,376	549,740
Accrued contingent consideration and acquisition compensation	—	3,647,475
Other accrued expenses	2,038,732	1,843,910
Total	$9,365,484	$14,127,304

(c) Deferred Revenue

	September 30, 2017	December 31, 2016
Current:
Subscription revenue	$32,741,179	$32,833,795
Professional services revenue	2,458,759	1,630,469
Total current	35,199,938	34,464,264
Noncurrent:
Subscription revenue	163,753	386,206
Professional services revenue	1,723,773	1,749,414
Total noncurrent	1,887,526	2,135,620
Total deferred revenue	$37,087,464	$36,599,884

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
We have several noncancelable operating leases that expire through 2024. These leases generally contain renewal options for periods ranging from 3 years to 5 years and require us to pay all executory costs such as maintenance and insurance. Rental expense is allocated to various line items in the condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental expense from operating leases	$957,000	$888,000	$2,816,000	$2,793,000

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Information related to the carrying value of assets recorded under capital leases and related accumulated amortization is as follows:

	September 30, 2017	December 31, 2016
Carry value of capital leases	$2,727,428	$2,159,850
Accumulated amortization included in carry value	6,530,227	5,524,216

Amortization of assets held under capital leases is allocated to various line items in the condensed consolidated statements of operations.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2017 are as follows:

	Capital Leases	Operating Leases
Remainder of 2017	$375,116	$1,117,980
2018	1,414,625	4,319,273
2019	951,309	4,137,249
2020	329,626	2,788,823
2021	63,912	1,794,278
2022 and thereafter	17,483	1,799,227
Total minimum lease payments	3,152,071	$15,956,830
Less amount representing interest	(317,619)
Present value of net minimum capital lease payments	2,834,452
Less current installments of obligations under capital leases	(1,270,056)
Obligations under capital leases excluding current installments	$1,564,396

(6)	Debt
In connection with the ecVision acquisition (Note 3), in March 2015 we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver) that was amended in November 2015 to allow for a borrowing limit of $10,000,000, and includes a $2,000,000 sublimit for the issuance of letters of credit. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of September 30, 2017, we were in compliance with all the reporting and financial covenants.
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
The outstanding balance for the Term Loan as of September 30, 2017 was $13,732,380, net of unaccreted discount and deferred financing costs of $80,120 and the outstanding balance under the Revolver was $6,100,000. For the nine months ended September 30, 2017, the weighted average interest rate used was 4.44% for the Term Loan and 5.49% for the Revolver.
The following table reflects the schedule of principal payments for the Term Loan as of September 30, 2017:

Principal Payments
Remainder of 2017	$187,500
2018	750,000
2019	12,875,000
$13,812,500

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	Stockholders' Equity
Common Stock
The following table presents our activity for common stock during the nine months ended September 30, 2017:

	Shares	Par Value
Balance at December 31, 2016	26,926,268	$26,926
Exercise of common stock options	53,973	54
Common stock issued for contingent consideration	17,275	17
Issuance of common stock for vested restricted stock units	211,716	212
Balance at September 30, 2017	27,209,232	$27,209

(8)	Stock-based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees (including officers), non-employee directors and consultants, and those of our affiliates. Awards granted under our 2012 Omnibus Incentive Compensation Plan (the 2012 Plan) include common stock options, restricted stock units (RSUs), including performance-based restricted stock units (PSUs), and restricted stock awards. The 2002 Plan expired in 2012 and we are no longer making grants under it. Information related to the 2012 Plan and the 2002 Plan as of September 30, 2017 is as follows:

	2012 Plan	2002 Plan
Shares of common stock authorized for issuance	9,646,696	4,939,270
Stock options outstanding	4,387,130	313,715
RSUs outstanding	643,462	—
PSUs outstanding	466,499	—
Shares available for future grant	2,949,101	—

Inclusive in the above "shares of common stock authorized for issuance" are the additional 4,500,000 shares approved by our stockholders in May 2017.
Stock Options
The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.99%	*	1.92%	1.29%
Expected volatility	32.65%	*	32.66%	33.62%
Expected dividend yield	—	*	—	—
Expected life in years	6.25	*	6.25	6.25
Weighted average fair value of options granted	$3.27	*	$2.82	$1.32
* There were no options granted during the three months ended September 30, 2016.

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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Information for the 2002 Plan and 2012 Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2016	3,856,831	$9.99
Granted	1,050,654	7.86
Exercised	(53,973)	3.24
Canceled	(44,703)	10.84
Expired	(107,964)	11.11
Balance at September 30, 2017	4,700,845	9.70

	September 30,
	2017	2016
Total intrinsic value of options exercised	$164,786	$3,093,061
Weighted average exercise price of fully vested options	$10.21	$9.60
Weighted average remaining term of fully vested options	6.5 years	6.9 years
Total unrecognized compensation cost related to non-vested stock options	$6,255,749	$8,010,642
Weighted average period to recognize compensation cost related to non-vested stock options	2.2 years	2.0 years

Options outstanding and exercisable under the 2002 Plan and the 2012 Plan at September 30, 2017 were as follows:

				Options Outstanding			Options Exercisable
Exercise Price Per Share				Options Outstanding	Weighted Average Remaining Contractual Life	Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value
$2.31	-	$3.74	.	557,261	5.6 years	$2,670,005	413,956	4.7 years	$2,105,384
4.13	-	7.20	.	787,677	8.6 years	737,760	212,433	5.9 years	396,022
8.07	-	12.62	.	1,321,149	8.2 years	—	534,904	7.2 years	—
13.00	-	15.90	.	2,034,758	6.8 years	—	1,526,065	6.8 years	—
				4,700,845		$3,407,765	2,687,358		$2,501,406

Restricted Stock and Performance Stock Units
The following table is a summary of our RSU and PSU activity for the nine months ended September 30, 2017:

	Number of RSU's Outstanding	Number of PSU's Outstanding	Total	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	599,966	280,247	880,213	$5.20
Granted	378,580	198,440	577,020	8.38
Vested	(316,946)	—	(316,946)	3.83
Canceled	(18,138)	(12,188)	(30,326)	5.48
Balance at September 30, 2017	643,462	466,499	1,109,961	7.24

				September 30, 2017
Weighted-average grant date fair value of unvested combined RSU/PSU				$7.24
Total unrecognized compensation cost related to non-vested combined RSU/PSU				$5,350,647
Weighted average period to recognize compensation cost related to non-vested combined RSU/PSU				2.6 years

During the nine months ended September 30, 2017, we awarded 198,440 PSUs that entitle recipients to shares of our common stock if certain multi-year financial metrics are met for the fiscal year ending December 31, 2018. The PSUs entitle the recipients to an amount of shares of common stock that could range from 0% up to 500% of the number of units granted at the date of vesting depending on the level of achievement of the specified conditions.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9)	Income Taxes
Our income tax provision for the three and nine months ended September 30, 2017 and 2016 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three and nine months ended September 30, 2017 is primarily related to current foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at September 30, 2017 and December 31, 2016.
We have a federal net operating loss (NOL) carryforward of $82,141,000 and $73,533,000 as of December 31, 2016 and 2015, respectively. We expect to be in a taxable loss position for 2017. The federal NOL carryforward will begin to expire in 2019. If not used, these NOLs may be subject to limitation under Internal Revenue Code (IRC) Section 382 should there be a greater than 50% ownership change as determined under the regulations.
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
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years 2014 and forward remain open for examination for federal tax purposes and tax years 2013 and forward remain open for examination for our more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2016 will remain subject to examination until the respective tax year is closed. In July 2014, we were notified by the Internal Revenue Service (IRS) that we had been selected at random for a compliance research examination related to the year ended December 31, 2012. In May 2016, the IRS concluded its examination and the result of such examination was the downward adjustment of federal net operating loss carryforwards aggregating approximately $1,200,000.

(10)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(2,237,703)	$(3,791,250)	$(11,168,374)	$(14,217,818)
Denominator:
Weighted average shares outstanding	27,471,248	26,809,137	27,377,058	26,609,322
Basic and diluted net loss per share	$(0.08)	$(0.14)	$(0.41)	$(0.53)

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options outstanding	4,700,845	4,028,432	4,700,845	4,028,432
Restricted stock and performance stock units	1,109,961	975,163	1,109,961	975,163
	5,810,806	5,003,595	5,810,806	5,003,595

(11)	Commitments and Contingencies
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
Overview
As a leading provider of cloud based global trade management (GTM) solutions, our mission is to dramatically transform the way companies conduct global trade. We help companies all over the world create value through their global supply chain by improving margins, achieving greater agility and lowering risk. We do this by creating a comprehensive digital model of the global supply chain, which enables collaboration among buyers, sellers and logistics companies. We replace manual and outdated processes with full automation of import and export activities, and we also provide rich data analytics to uncover areas for optimization, and a platform that is responsive and flexible to adapt to the ever-changing nature of global trade.
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
We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, the growth of our business and our future success are dependent upon many factors, including our ability to innovate in the face of a rapidly changing technology landscape and changing regulatory environment, manage our future growth effectively and in a cost effective manner, grow and retain our customer base, including our base of large enterprise customers, expand deployment of our solution within existing customers and focus on customer satisfaction. Our management team continuously focuses on these and other challenges. However, we cannot assure you that we will be successful in addressing and managing these and the many challenges and risks that we face.
Key Metrics
We regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the quarters ended September 30, 2017 and 2016 was 102% and 102%, respectively.
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
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2,237,703)	$(3,791,250)	$(11,168,374)	$(14,217,818)
Depreciation and amortization	1,007,083	1,729,448	4,015,240	5,063,509
Interest expense	272,293	221,370	751,644	643,543
Interest income	(1,238)	(4,810)	(2,564)	(55,858)
Income tax expense	130,039	112,580	906,557	306,465
EBITDA	(829,526)	(1,732,662)	(5,497,497)	(8,260,159)
Stock-based compensation	1,824,747	1,454,825	4,279,045	4,207,060
Change in fair value of contingent consideration liability	—	10,000	18,525	10,469
Purchase accounting deferred revenue adjustment	—	—	—	69,095
Acquisition compensation costs	—	283,977	—	851,931
Acquisition related costs	—	—	—	5,420
Adjusted EBITDA	$995,221	$16,140	$(1,199,927)	$(3,116,184)
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
Income Tax Expense
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the year ended September 30, 2017 is exclusively related to actual foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, primarily in India, Germany and the United Kingdom. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue

Code of 1986, as amended, and similar state provisions. We completed an Internal Revenue Code Section 382 study through June 2016, which concluded that we have experienced several ownership changes, causing limitations on the annual use of the net operating loss carryforwards. In the event we have future changes in ownership, the availability of net operating losses could be further limited. Additionally, in May 2016, we concluded an examination by the U.S. Internal Revenue Service, in connection with the 2012 tax year. The result of such examination was the downward adjustment of federal net operating loss carryforwards aggregating approximately $1,200,000.
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
During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription	$14,944,160	$14,079,394	$43,532,217	$39,358,586
Professional services	5,269,090	4,771,407	14,910,883	14,595,827
Total revenue	20,213,250	18,850,801	58,443,100	53,954,413
Cost of revenue:
Cost of subscription revenue	4,903,483	4,964,971	16,066,645	14,988,695
Cost of professional services revenue	4,247,519	3,845,548	12,396,228	11,872,116
Total cost of revenue	9,151,002	8,810,519	28,462,873	26,860,811
Gross profit	11,062,248	10,040,282	29,980,227	27,093,602
Operating expenses:
Sales and marketing	5,551,239	5,488,309	17,043,562	16,968,999
Research and development	3,830,431	4,231,492	11,201,577	12,119,137
General and administrative	3,517,187	3,782,591	11,247,825	11,329,134
Total operating expenses	12,898,857	13,502,392	39,492,964	40,417,270
Loss from operations	(1,836,609)	(3,462,110)	(9,512,737)	(13,323,668)
Interest income	1,238	4,810	2,564	55,858
Interest expense	(272,293)	(221,370)	(751,644)	(643,543)
Loss before income taxes	(2,107,664)	(3,678,670)	(10,261,817)	(13,911,353)
Income tax expense	130,039	112,580	906,557	306,465
Net loss	$(2,237,703)	$(3,791,250)	$(11,168,374)	$(14,217,818)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription	74%	75%	74%	73%
Professional services	26	25	26	27
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription revenue (1)	33	35	37	38
Cost of professional services revenue (1)	81	81	83	81
Total cost of revenue	45	47	49	50
Gross profit	55	53	51	50
Operating expenses:
Sales and marketing	27	29	29	31
Research and development	19	22	19	22
General and administrative	17	20	19	21
Total operating expenses	63	71	67	74
Loss from operations	(8)	(18)	(16)	(24)
Interest income	0	0	0	0
Interest expense	(1)	(1)	(1)	(1)
Loss before income taxes	(9)	(19)	(17)	(25)
Income tax expense	1	1	2	1
Net loss	(10)%	(20)%	(19)%	(26)%
(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue:	Three Months Ended September 30,		Change
	2017	2016	$	%
Subscription	$14,944,160	$14,079,394	$864,766	6.1%
Professional services	5,269,090	4,771,407	497,683	10.4%
Total revenue	$20,213,250	$18,850,801	$1,362,449	7.2%
Subscription Revenue. The increase was primarily related to an increase in both enterprise and mid-market customers for the three months ended September 30, 2017 compared to 2016. We have increased our customer count through our sales and marketing efforts.
Professional Services Revenue. The increase in professional services revenue was primarily due to the timing of projects, which resulted in higher demand for our professional services during the three months ended September 30, 2017 compared to 2016.
Total Revenue. Revenue from international customers accounted for 25% and 21% of total revenue for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017, one customer accounted for 12% of our total revenue and for the three months ended September 30, 2016, no customer accounted for more than 10% of total revenue.

Cost of Revenue:	Three Months Ended September 30,		Change
	2017	2016	$	%
Cost of subscription revenue	$4,903,483	$4,964,971	$(61,488)	(1.2)%
Cost of professional services revenue	4,247,519	3,845,548	401,971	10.5%
Total cost of revenue	$9,151,002	$8,810,519	$340,483	3.9%
Cost of Subscription Revenue. The decrease was primarily the result of lower depreciation, amortization and other allocated costs of $0.5 million. This was offset by higher compensation costs of $0.3 million related to higher average headcount and an increase of $0.1 million for outside services.
Cost of Professional Services Revenue. The increase was primarily the result of higher compensation costs of $0.3 million and $0.1 million for lower employee-related costs transferred to our research and development team when compared to 2016 as our professional services organization temporarily assisted our engineering team.

Operating Expenses:	Three Months Ended September 30,		Change
	2017	2016	$	%
Sales and marketing	$5,551,239	$5,488,309	$62,930	1.1%
Research and development	3,830,431	4,231,492	(401,061)	(9.5)%
General and administrative	3,517,187	3,782,591	(265,404)	(7.0)%
Total operating expenses	$12,898,857	$13,502,392	$(603,535)	(4.5)%
Sales and Marketing Expenses. The increase was primarily due to an increase in commission costs of $0.2 million, which was offset by lower compensation costs of $0.1 million. Global marketing event costs for the three months ended September 30, 2017 were consistent with 2016 costs.
Research and Development Expenses. The decrease was primarily due to lower employee-related compensation costs of $0.2 million due to lower average headcount and a decrease of $0.3 million due to lower acquisition compensation costs compared to 2016. Also, there was a decrease of $0.1 million for lower employee-related costs transferred from our professional services organization when compared to 2016 as our professional services organization temporarily assisted our engineering team. This was offset by an increase of $0.1 million for fewer software development costs capitalized compared to 2016 and an increase of $0.1 million for travel costs.
General and Administrative Expenses. The decrease was primarily due to a reduction in bad debt expense of $0.5 million offset by an increase in professional fees of $0.1 million and employee-related compensation costs of $0.2 million.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenue:	Nine Months Ended September 30,		Change
	2017	2016	$	%
Subscription	$43,532,217	$39,358,586	$4,173,631	10.6%
Professional services	14,910,883	14,595,827	315,056	2.2%
Total revenue	$58,443,100	$53,954,413	$4,488,687	8.3%
Subscription Revenue. The increase was primarily related to increases in both enterprise and mid-market customers for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016. We have increased our customer count through our increased sales and marketing efforts.
Professional Services Revenue. The increase in professional services revenue was primarily due to the timing of projects, which resulted in higher demand for our professional services during the nine months ended September 30, 2017 compared to 2016.
Total Revenue. Revenue from international customers accounted for 24% and 21% of total revenue for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, one customer accounted for 11% of our total revenue and for the nine months ended September 30, 2016, no customer accounted for more than 10% of total revenue.

Cost of Revenue:	Nine Months Ended September 30,		Change
	2017	2016	$	%
Cost of subscription revenue	$16,066,645	$14,988,695	$1,077,950	7.2%
Cost of professional services revenue	12,396,228	11,872,116	524,112	4.4%
Total cost of revenue	$28,462,873	$26,860,811	$1,602,062	6.0%
Cost of Subscription Revenue. The increase was primarily the result of higher compensation costs of $1.2 million related to higher average headcount. Also, there was an increase of $0.2 million for outside services and an increase of $0.3 million for software maintenance costs. This was offset by lower depreciation, amortization and other allocated costs of $0.6 million.
Cost of Professional Services Revenue. The increase was primarily the result of higher employee-related compensation costs of $0.6 million offset by a $0.2 million decrease for higher employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team.

Operating Expenses:	Nine Months Ended September 30,		Change
	2017	2016	$	%
Sales and marketing	$17,043,562	$16,968,999	$74,563	0.4%
Research and development	11,201,577	12,119,137	(917,560)	(7.6)%
General and administrative	11,247,825	11,329,134	(81,309)	(0.7)%
Total operating expenses	$39,492,964	$40,417,270	$(924,306)	(2.3)%
Sales and Marketing Expenses. The increase was primarily due to higher commission costs of $0.4 million, higher travel costs of $0.2 million, higher software maintenance costs of $0.1 million and higher recruiting costs of $0.1 million. This was offset by lower employee-related costs of $0.2 million and lower North America and Asia marketing events of $0.4 million.
Research and Development Expenses. The decrease was primarily the result of lower employee-related compensation costs of $0.9 million due to lower average headcount and a decrease of $0.9 million due to lower acquisition compensation costs compared to 2016. This was offset by an increase of $0.2 million for higher employee-related costs transferred from our professional services organization when compared to 2016 as our professional services organization temporarily assisted our engineering team. Also, there was an increase of $0.6 million for fewer software development costs capitalized compared to 2016.
General and Administrative Expenses. The decrease was primarily due to lower employee-related compensation costs of $0.3 million, a decrease in bad debt expense of $0.2 million and a decrease in miscellaneous costs of $0.2 million. This was offset by an increase in professional fees of $0.3 million and miscellaneous taxes of $0.3 million.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in):
Operating activities	$(2,751,906)	$(38,854)
Investing activities	(1,592,388)	(2,386,429)
Financing activities	(2,774,951)	634,470

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$8,282,234	$15,408,133
Accounts receivable, net	15,465,557	19,661,156
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
Net Cash Flows from Operating Activities
For the nine months ended September 30, 2017, net cash used in operating activities was $2.8 million, which reflects our net loss of $11.2 million, adjusted for non-cash charges of $8.6 million consisting primarily of $4.3 million for stock-based compensation and $4.0 million for depreciation and amortization. Additionally, we had a $0.2 million decrease in our working capital accounts consisting primarily of a $1.0 million for a decrease in accounts payable, a $1.2 million decrease in accrued expenses and a $2.4 million decrease for acquisition contingent consideration paid related to the ecVision acquisition. This was offset by a decrease of $3.2 million in accounts receivable and unbilled receivable.
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
Our deferred revenue was $37.1 million at September 30, 2017 and $36.6 million at December 31, 2016. Deferred revenue reflects the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue, which are then recognized ratably over the remaining term of the subscription agreement.
Net Cash Flows from Investing Activities
For the nine months ended September 30, 2017, net cash used in investing activities was $1.6 million and primarily consisted of $1.2 million for capitalization of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our employees.
For the nine months ended September 30, 2016, net cash used in investing activities was $2.4 million and primarily consisted of $1.9 million for capitalization of software development costs.

Net Cash Flows from Financing Activities
For the nine months ended September 30, 2017, net cash used in financing activities was $2.8 million and consists of $1.3 million paid for acquisition contingent consideration related to the ecVision acquisition, capital lease repayments of $1.2 million and term loan repayments of $0.5 million.
For the nine months ended September 30, 2016, net cash provided by financing activities was $0.6 million and consists of capital lease repayments of $1.1 million and term loan repayments of $0.3 million offset by net borrowings from our revolving credit facility of $0.5 million and proceeds from the exercise of stock options of $1.5 million.
Credit Agreement
In connection with the ecVision acquisition (Note 3), in March 2015 we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20.0 million, and (ii) a senior secured revolving credit facility (the Revolver) that was amended in November 2015 to allow for a borrowing limit of $10.0 million, and includes a $2.0 million sublimit for the issuance of letters of credit. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of September 30, 2017, we were in compliance with all the reporting and financial covenants.
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
The outstanding balance for the Term Loan as of September 30, 2017 was $13.7 million, net of unaccreted discount and deferred financing costs of $0.1 million and the outstanding balance under the Revolver was $6.1 million. For the nine months ended September 30, 2017, the weighted average interest rate used was 4.44% for the Term Loan and 5.49% for the Revolver.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Historically, we have incurred net losses and negative cash flows from operations and have an accumulated deficit of $166.1 million as of September 30, 2017. Our primary sources of liquidity have been proceeds from our IPO, cash and cash equivalents, accounts receivable, cash from operations and borrowings from our credit facility.
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
Based upon our existing cash balance, borrowings from our credit facility and our projected operating results, management believes that we have adequate resources to satisfy our liquidity requirements through at least the next twelve months from issuance of this quarterly report.

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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of September 30, 2017 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective for the purposes stated above.
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

AMBER ROAD, INC.

Date: November 9, 2017	By:	/s/ THOMAS E. CONWAY
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