Form 10-K
period 2017-12-31
Amber Road, Inc.
filed 2018-03-09
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017 based upon the closing sales price for the registrant’s common stock as reported on the New York Stock Exchange on that date, was approximately $148,552,071. Shares of common stock held by each executive officer, director and 5% shareholder have been excluded, as such persons may be deemed affiliates.
As of February 28, 2018, there were 27,320,956 shares of the registrant’s common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMBER ROAD, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2017

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

PART I
Item I.    Business
Company Overview
As a leading provider of cloud-based global trade management (GTM) solutions, our mission is to improve the way companies manage their international supply chains and conduct global trade. We deliver our GTM solution using a Software-as-a-Service (SaaS) model and leverage a highly flexible technology framework to quickly and efficiently meet our customers’ unique requirements around the world. Our solution automates the global supply chain across sourcing, logistics, cross-border trade, and regulatory compliance activities to dramatically improve operating efficiencies and financial performance. This includes:

•	collaborating with suppliers on development, sourcing and quality assurance

•	executing import and export compliance checks and generating international shipping documentation

•	booking international carriers and tracking goods as they move around the world

•	minimizing the associated duties through use of preferential trade agreements and foreign trade zones
Our GTM solution combines enterprise-class software, trade content sourced from government agencies and transportation providers in 147 countries, and a global supply chain network connecting our customers with their trading partners, including suppliers, freight forwarders, customs brokers and transportation carriers. By automating more GTM processes, we enable our customers to enjoy significantly lower supply chain costs compared to manual processes and legacy systems.
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
Customers pay us subscription fees and implementation service fees for the use of our solutions under agreements that typically have an initial term of three to five years, with an average initial term of approximately 3.8 years for enterprise customers (customers with annual revenues that we believe are greater than $1 billion) and 3.5 years for mid-market customers (customers with annual revenues that we believe are less than $1 billion). Our revenue for the years ended December 31, 2017, 2016, and 2015 was $79.1 million, $73.2 million and $67.1 million, respectively. We also had net losses of $13.0 million, $18.7 million, and $28.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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
Microeconomic Drivers of Growth. To compete effectively, organizations must increase inventory turns, reduce cash-to-cash cycles, improve customer service, and reduce product cost after accounting for expenses such as transportation, brokerage fees, logistics fees, and customs duties, which we refer to as landed cost. Many firms that attempt to exploit low cost country sourcing fail to capture any benefits from their efforts. We believe this is due in part to both a lack of automation and skilled GTM practitioners. Due to long delivery times associated with shifting supply bases overseas, importers experience ballooning inventory levels, leading to higher costs. These problems increase the urgency of making the complex international supply chain work through GTM automation.
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
International Expansion. Currently, we sell our solution predominantly in the United States, regions of Europe and China, where we target our marketing efforts and maintain dedicated inside and outside sales persons. Because our solution has a global appeal, we believe that there are significant opportunities in the rest of the world. Although our customers are headquartered primarily in the United States, Europe and Asia, we have deployed our solution to their users in more than 80 countries, giving us a foothold in many countries where we currently have no sales offices. We intend to invest in new sales and support offices in these regions, which will build on our pre-existing user base.
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
Import Management. Our import management module assists customers with landed cost calculations to determine the lowest-cost country from which to source goods, and streamlines legal compliance, reporting of product classifications, admissibility review, customs entry management and security filings. Key import management capabilities are:

•	Global master record modeling

•	Country sourcing

•	Restricted party screening

•	Cost calculation

•	Document management

•	Reporting
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

Export Management. Our export management module allows exporters to adopt best practices on a global level, gain a centralized view of export compliance and automate key export processes. Key export management capabilities are:

•	Partner and product modeling

•	Product classification

•	Restricted party screening

•	Export compliance

•	License tracking

•	Document management

•	Reporting
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

•	Processing trade

•	General trade

•	Free trade zone
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
Global Logistics Management. Our global logistics management module enhances both global trade management and supply chain visibility. Global trade management solutions optimize the movement of goods by helping to manage transportation contracts, evaluate alternative routes, select carriers and oversee logistics operations. Supply chain visibility solutions connect importers and exporters with their overseas suppliers, logistics providers, brokers and carriers to enable them to track and monitor goods in near real time as they move through the global supply chain. Key global logistics management capabilities are:

•	Contract and rate management

•	Carrier selection and booking

•	Freight audit

•	Purchase order management

•	Alerts and notifications

•	Trading partner network

•	Data quality management

•	Reporting
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
Trade Agreement Management. Our trade agreement management module automates free trade agreement administration. Key trade agreement management capabilities are:

•	Rules of origin management

•	Trade agreement content packs

•	Bills of material modeling

•	Bills of material qualification

•	Certificate management

•	Certificate requests

•	Reporting
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
We provide our professional services pursuant to a professional service agreement and a related statement of work. In most cases, we bill professional services on a time and expense basis. The length of time and cost to implement our GTM solution depends on many factors, including the number of modules being implemented, the scope of the deployment, the complexity of our customer’s environment and the availability of customer resources. For the years ended December 31, 2017, 2016, and 2015, revenue from professional services accounted for 26%, 27% and 30%, respectively, of our total revenue, with the remainder representing subscription revenue.
Customers
In 2017, 2016, and 2015, our solution served 807, 752 and 673 customers, respectively. Of our 807 customers in 2017, 291 were multi-national enterprise customers with annual revenues that we believe are greater than $1 billion, and 516 were mid-market customers, with annual revenues that we believe are less than $1 billion. The average term of our current customers’ initial agreement with us is approximately 3.8 and 3.5 years for our enterprise and mid-market customers, respectively. In 2017, our average revenue from enterprise customers was $238,000 and our average revenue from mid-market customers was $19,000. Our customers are headquartered primarily in the United States, Europe and China.
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
For the years ended December 31, 2017, 2016, and 2015, our annualized recurring revenue retention was 103%, 101% and 98%, respectively. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. For the years ended December 31, 2017, 2016, and 2015, revenue from international customers accounted for 24%, 21%, and 17% of total revenue, respectively.
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
Enterprise Resource Planning Vendors. We compete with the large, enterprise resource planning software companies such as Oracle Corporation and SAP AG. These companies are extremely well financed, have prominent brands, and have extensive coverage of the enterprise software market across business functions. In many cases, they have entrenched relationships with the IT departments of our current and prospective customers. We compete with these organizations by:

•	providing greater subject matter expertise throughout the sales cycle

•	demonstrating our superior solution capabilities and breadth

•
providing a lower total cost of ownership by delivering a complete solution, including trade content and a global trading partner network, as compared to acquiring these capabilities from separate vendors

•	aligning our interests with those of our customers by charging them a recurring subscription fee for recurring value, rather than a large, up-front licensing fee

•	providing quick time to value by deploying under a SaaS model
GTM Vendors. We also compete with focused GTM vendors. These vendors provide one or more functions including import management, export management, trade content, supply chain visibility, or free trade agreement management. They generally do not have the solution breadth that we provide, but may have superior capabilities in the functions they provide and they may have lower pricing than we do. We compete with these organizations by:

•	demonstrating our superior solution breadth and selling our GTM suite

•	delivering a complete offering, that provides a lower total cost of ownership than acquiring all needed capabilities from separate vendors
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
Sales and Marketing
Our sales and marketing team consisted of 73 professionals as of December 31, 2017. The team primarily focuses on lead generation for our sales force, and also dedicates an increasing amount of time to fostering recognition of the Amber Road GTM brand. Our marketing activities consist of email campaigns, search engine optimization and marketing, webinars, seminars and sponsored campaigns with trade journals. We focus heavily on marketing analytics enabled by automated tools that allow us to track prospects and funnel them from initial contact to qualified lead and finally to our sales force.
We sell our solution through a direct sales force. We have outside sales teams comprised of sales directors and technical specialists who sell to enterprise customers. We also employ inside sales persons and technical specialists who target mid-market companies.
Research and Development
Our success to date, and our growth strategy for the future, rely on advancing the state of the art of GTM automation. As of December 31, 2017, our research and development team consisted of 249 employees dedicated to the development of our GTM solution. The majority of our engineers reside in Bangalore, India and many of them have domain expertise in the GTM field. Accordingly, we will continue to devote resources to help us to remain a leader in global trade management. For the years ended December 31, 2017, 2016, and 2015, our total research and development expenses were $14.9 million, $16.8 million and $16.4 million, respectively.
Technology
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
Our Enterprise Technology Framework is capable of delivering our solution over the Internet using a SaaS model, and can be configured as a multi-tenant environment that permits different customers to share a common operating environment while protecting them from unauthorized access to each other’s applications and data. For customers who require physical segregation of their applications and data from those of other customers, our Enterprise Technology Framework is also capable of delivering our solution in a separate instance configuration through dedicated servers in our data center or on the customer’s premises. Because we primarily deliver our solution over the Internet using a SaaS model, we, like other SaaS providers, are subject to cyber-attack. As such, we have invested, and continue to invest, in critical information security infrastructure and resources.
Regardless of the deployment method, our customers retain the ability to uniquely configure our solution and determine how data is shared or segregated among their operating groups, with the potential to provide each operating group a customized view of our solution optimized for the business processes they execute.
The most important capability of our Enterprise Technology Framework to our customers, and the most difficult technical problem that it solves, is permitting our professional services organization to configure our solution during implementation in a manner that separates customer-specific configurations from our core application, allowing our customers to upgrade to new versions of our solution while retaining their unique business settings and avoiding the need to re-implement these configurations.
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
Also, we outsource some of our cloud infrastructure to Amazon Web Services (AWS), which hosts certain of our solution. Customers need to be able to access our solution at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements.
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
Employees
As of December 31, 2017, we had 692 employees. None of our employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.
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
We derive, and expect to continue to derive, substantially all of our revenue from providing a cloud-based GTM solution and related services. The market for cloud-based GTM solutions is still evolving and it is uncertain whether these solutions will sustain high levels of demand and market acceptance. Our success will depend on the willingness of companies to accept our cloud-based GTM solution as an alternative to manual processes, traditional enterprise resource planning software and internally-developed GTM solutions. Some customers may be reluctant or unwilling to use our cloud-based GTM solution for a number of reasons, including data privacy concerns, data and network security concerns and existing investments in GTM technology.
Traditional approaches to GTM automation have required, among other things, purchasing hardware and licensing software. Because these traditional approaches often require significant initial investments to purchase the necessary technology and to establish systems that comply with customers’ unique requirements, companies may be unwilling to abandon their current solutions for our cloud-based GTM solution. Other factors that may limit market acceptance of our solution include:

•	our ability to maintain high levels of customer satisfaction

•	our ability to maintain continuity of service for all users of our solution

•	the price, performance and availability of competing solutions

•	our ability to address companies’ confidentiality concerns about information stored outside of their premises

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
Industry consolidation may result in increased competition.
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
Our success depends in part on our ability to develop and market new and enhanced solution modules, and to do so on a timely basis. Successful module development and marketing depends on numerous factors, including anticipating customer requirements, changes in technology requirements, our ability to differentiate our solution from those of our competitors, and market acceptance of our solutions. Enterprises are requiring their software application vendors to provide ever increasing levels of functionality and broader offerings. Moreover, our industry is characterized by rapid evolution, and shifts in technology and customer needs. We may not be able to develop and market new or enhanced modules in a timely or cost-

effective manner or at all. Our solution also may not achieve market acceptance or correctly anticipate technological changes or the changing needs of our customers or potential customers.
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
Our software may contain material undetected errors, which could enable or otherwise cause our customers to terminate or not renew their subscriptions, damage our reputation and adversely affect our business, revenue and results of operations.
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
Our business is subject to cyberattacks and security and privacy breaches and if unauthorized persons breach our security measures, or those of third parties that provide infrastructure for, or components of, our GTM solution, they could access client data, leading clients to curtail or stop their use of our solution, which could harm our business, financial condition and results of operations.
Our GTM solution involves the storage and transmission of confidential information of customers, including certain financial data. We may also in the course of our service engagements have access to confidential customer and personal information. Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, personal data and customer content, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, increased costs or other liabilities. If our security measures, or those of our service providers, are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to confidential information, personal data or customer content, our reputation will be damaged, our business may suffer and we could incur significant liability associated with higher insurance premiums, costs of indemnification and remediation, litigation, regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. If the measures we have put in place to limit or restrict access to and use of functionality, usage entitlements and support for customers or prospective customers are breached, circumvented or ineffective as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to and use of functionality, usage entitlements and support, our business may suffer or we could incur significant liability and/or costs.
Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until launched against a target. As a result, we and our third-party providers may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our solutions occurs, the market perception of our solution could be harmed and we could lose sales and customers. Any significant violations of data privacy or unauthorized disclosure of information could result in the loss of business, higher insurance premiums, costs of indemnification and remediation, litigation and regulatory investigations and penalties that could all damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a security breach occurs with respect to another SaaS provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones.
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
Our customers can use our solutions to store personal information that is or may be considered personal data in some jurisdictions and, therefore, may be subject to this evolving legislation, regulation or heightened public scrutiny. In addition to the potential adoption of new laws and regulations in the United States and internationally, evolving definitions and norms regarding personal data may require us to adapt our business practices, or limit or inhibit our ability to operate or expand our business.
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
The EU has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which comes into effect on May 25, 2018. The proposed EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It provides for a harmonization of the data protection regulations throughout the EU, thereby making it easier for non-European companies to comply with these regulations. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Implementation of the GDPR could require changes to certain of our business practices, thereby increasing our costs.
We post on our website our privacy policies and practices regarding the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any applicable regulatory requirements or orders, or privacy, data protection, information security or consumer protection-related privacy laws and regulations in one or more jurisdictions could result in proceedings or actions against us by governmental entities or others, including class action privacy litigation in certain jurisdictions, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. There is no assurance that contractual indemnity or insurance would be available to offset any portion of these costs. Data protection, privacy and information security have become the subject of increasing public, media and legislative concern. If our customers were to reduce their use of our products and services as a result of these concerns, our business could be materially harmed. As noted above, we are also subject to the possibility of security and privacy breaches, which themselves may result in a violation of these privacy laws.
Selling our solution and services internationally subjects us to various risks.
Expanding our GTM software solution internationally is important to our growth and profitability. In the fiscal year ended December 31, 2017, 24% of our revenue was attributable to sales in international markets. We may further expand our sales efforts internationally to other countries, which will require financial resources and management attention and may subject us to new or increased levels of risk. We cannot be assured that we will be successful in creating new international demand for our solution and services.
By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations, and if we are unable to manage these risks effectively, it may harm the growth and profitability of our business.
Engaging in international business inherently involves a number of other difficulties and risks, including:

•	changes in foreign currency exchange rates

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets

•	burdens of complying with a wide variety of foreign customs, laws and regulations, and with U.S. laws such as the Foreign Corrupt Practices Act

•	increased financial accounting and reporting burdens and complexities

•	changes in diplomatic and trade relationships

•	international terrorism and anti-American sentiment

•	possible future limitations on the ownership of foreign businesses

•
difficulties in enforcing agreements and collecting receivables through certain foreign legal systems or difficulty collecting international accounts receivable or longer accounts receivable payment cycles

•	less effective protection of intellectual property
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
We have incurred significant losses since our formation, including net losses of $13.0 million in 2017, $18.7 million in 2016, and $28.1 million in 2015. As of December 31, 2017, we had an accumulated deficit of $167.9 million. As part of our strategy to develop and expand our business, we have incurred significant sales and marketing expenses to attract additional customers, as well as research and development expenses to further develop our solution and services. These efforts may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue or generate revenue from developing new modules and expanding our services could prevent us from attaining or increasing profitability. In addition, as a public company, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. Furthermore, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in continuing or greater losses in future periods. You should not consider our historical revenue growth rates to be indicative of our future performance. We cannot be certain that we will be able to attain profitability on a quarterly or annual basis, or if we do, that we will sustain profitability.
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
Significant developments stemming from the United Kingdom's departure from the EU or the 2016 U.S. presidential election could have a material adverse effect on us.
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
Further, the new U.S. administration has taken a negative stance toward existing trade agreements, like the North American Free Trade Agreement (“NAFTA”), has withdrawn from proposed trade agreements, like the Trans-Pacific Partnership (“TPP”), and has advocated for greater restrictions on free trade generally and significant increases on tariffs on goods imported into the United States, particularly from Mexico and China. These positions could adversely affect our business due to a potential reduction in the role of global trade, leading customers to place less importance on, or delay purchasing, GTM solutions. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing and development and any negative sentiments towards the United States as a result of such changes, could further adversely affect our business, business opportunities and our solutions.
Declines in new subscriptions or in the rate of renewal of our subscriptions may not be fully reflected in our current period operating results and could lead to future revenue shortfalls that could affect our results of operations.
In 2017, we derived 74% of our total revenue from subscription agreements. We recognize revenue from these subscriptions ratably over the term of the agreement, and accordingly, a substantial portion of our subscription revenue that we report in each period will be derived from the recognition of deferred revenue relating to subscriptions entered into in earlier periods. Therefore, downturns or upturns in new or renewal subscriptions may not be fully reflected in our current period operating results. If our new and renewal subscriptions in any period decline or fail to grow at a rate consistent with our historical trends, our revenue in future periods could fall short of analysts’ expectations which, in turn, could adversely affect the price of our common stock.
Changes in financial accounting standards may adversely impact our results of operations.
A change in accounting standards or practices, in particular with respect to revenue recognition, could adversely affect our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. We adopted this new standard on the effective date of January 1, 2018, utilizing the modified retrospective transition approach. While we are in the process of finalizing our evaluation of the total impact of the new revenue standard, we do not believe the adoption of this new standard will have a material impact on our consolidated financial statements and disclosures. These and other changes to existing rules or the questioning of current practices may adversely affect our operating results.
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
Because most of our international sales are denominated in the currency of the country where the purchaser is located, as we continue to expand our direct sales presence in international regions, the portion of our accounts receivable and payment obligations denominated in foreign currencies continues to increase. In addition, we incur significant costs related to our operations in India in Rupees, and we also incur costs related to our operations in China in RMD and in Hong Kong in HKD, which will continue to increase. As a result, increases or decreases in the value of the U.S. dollar relative to foreign currencies may affect our financial position, results of operations and cash flow. Our largest exposures to foreign exchange rates exist with respect to the British Pound, the Euro, the Rupee, the Hong Kong dollar and Renminbi, which together represented approximately 24% of revenue and approximately 28% of our cost of revenue in 2017. We do not currently hedge our exposure to fluctuations in foreign exchange rates. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative effect on our operating results.
Interruptions or delays in the delivery of our GTM solution could impair the availability or use of our solution, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.
We host our GTM, SCC and CTM solutions for our cloud delivery model customers in appropriately located and highly secure co-location facilities. Design or mechanical errors, power losses, spikes in usage volume, hardware failures, systems failures, communications failures, failure to follow system protocols and procedures, intentional bad acts, natural disasters, war, terrorist attacks or security breaches, including cyber-attacks, could cause our systems to fail, resulting in interruptions in our service.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to enhance existing and develop new modules, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us, currently or in the future, could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. We currently have an outstanding term loan facility with a maturity date of December 31, 2019. Upon maturity, we may not have the resources for repayment and there can be no assurance that an extension can be obtained, or obtained on terms acceptable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired. In that case, we may not be able to, among other things, develop or enhance our solution, expand our sales and marketing, acquire complementary technologies, solutions or businesses, expand operations in the United States or internationally, hire, train and retain employees, or respond to competitive pressures or unanticipated working capital requirements. Our failure to do any of these things could have a material adverse effect on our business, financial condition, and operating results.

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
Changes in tax laws or tax rulings could materially affect our effective tax rate. Recently enacted United States tax rules, including provisions that reduce or eliminate the deferral of United States income tax on our unrepatriated earnings, may require those earnings to be taxed at the U.S. federal income tax rate, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the United States. At December 31, 2017, we had net operating loss carryforwards for federal income tax purposes of approximately $90.9 million. Our future reported financial results may be adversely affected by tax rule changes which restrict or eliminate our ability to utilize net operating loss carry-forwards, claim foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.
Our ability to use our net operating loss carryforwards may be subject to limitation.
Under IRC section 382, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. We have completed an IRC section 382 study through June 30, 2016, which concluded that we have experienced several ownership changes, causing limitations on the annual use of the net operating loss carryforwards. Provided there is sufficient taxable income, $2,131,290 of the net operating losses are expected to expire without utilization. Additionally, our ability to use our net operating loss carryforwards to reduce future taxable income may be further limited as a result of any future equity transactions, including, but not limited to an issuance of shares of our stock or sales of common stock by our existing stockholders.
Additionally, on December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and is generally effective for taxable years beginning after December 31, 2017. The TCJA is complex and includes significant amendments to the Code, including amendments that significantly change the value of our deferred tax assets related to net operating losses, and impose a mandatory one-time tax on the accumulated earnings of certain of our foreign subsidiaries. The application of accounting guidance for such items is currently uncertain, as compliance with the TCJA and the accounting for such provisions requires the accumulation of information not previously required or regularly produced. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law and as we refine estimates in calculating its effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our deferred taxes, tax obligations and accounting for income taxes.
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
The market price for our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control. Factors affecting the trading price of our common stock may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us

•	changes in the market’s expectations about our operating results

•	the effects of seasonality on our business cycle

•	success of competitive solutions and services

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period or failure of securities analysts to publish reports about us or our business

•	changes in financial estimates and recommendations by securities analysts concerning our company, the GTM market, or the software industry in general

•	operating and stock price performance of other companies that investors deem comparable to us

•	news reports relating to trends in global trade, including changes in estimates of the future size and growth rate of our markets

•	announcements by us or our competitors of acquisitions, new offerings or improvements, significant contracts, commercial relationships or capital commitments

•	our ability to market new and enhanced solution modules on a timely basis

•	changes in laws and regulations affecting our business

•	commencement of, or involvement in, litigation involving our company, our general industry, or both

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt

•	the volume of shares of our common stock available for public sale

•	any major change in our board or management

•	sales of substantial amounts of common stock by our directors, executive officers or principal stockholders or the perception that such sales could occur

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism
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
The interests of certain stockholders may conflict with our interests or those of other stockholders, and their actions could disrupt our business and affect the market price and volatility of our securities.
Certain stockholders may take positions or make proposals with respect to, or with respect to potential changes in, among other things, our operations, management, management and employee incentives, our certificate of incorporation and bylaws, the composition of our Board of Directors, ownership, capital or corporate structure, potential acquisitions involving us, strategy, and plans. The foregoing positions or proposals may not in all cases be aligned with the interests of our other stockholders. Certain stockholders may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions involve risks to our other stockholders.
Responding to actions by these or other stockholders can be costly, time-consuming, and disruptive to our operations and can divert the attention of management and our employees. Such activities could interfere with our ability to execute our business strategy. The perceived uncertainties as to our future direction also could affect the market price and volatility of our common stock.
We may be subject to unsolicited takeover activity, which could be disruptive to our business.
In February 2018, E2open, LLC made a public unsolicited proposal to acquire all of our outstanding common stock. This proposal was unanimously rejected by our Board of Directors, which concluded that continuing to execute our existing strategic plan is the best means of maximizing value for our stockholders over the long term. Responding to unsolicited takeover activity and proposals may divert management attention and may require us to incur significant costs. The unsolicited nature of such activity and proposals may disrupt our operations, which could have a significant adverse effect on our business and financial results. The market price of our common stock may be volatile and subject to fluctuations due to the uncertainty associated with unsolicited takeover activity.
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

	2017		2016
	High	Low	High	Low
First quarter	$9.58	$6.71	$5.74	$3.60
Second quarter	8.85	6.90	7.84	4.50
Third quarter	9.82	7.05	11.29	7.66
Fourth quarter	8.59	6.14	12.30	8.89
Holders of Record
As of February 28, 2018, there were 12 holders of record of our common stock (not including an indeterminate number of beneficial holders of stock held in street name).
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
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference from information contained under the section "Equity Compensation Plans" in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the Standard & Poor's Software & Services Select Industry Index for the period beginning on March 21, 2014 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2017, assuming an initial investment of $100. Data for the NYSE Composite Index and the Standard & Poor's Software & Services Select Industry Index assume reinvestment of dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.    Selected Financial Data
The following selected consolidated financial data should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results. The selected consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. We derived the consolidated statements of operations data for the years ended December 31, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014, and 2013 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Revenue:
Subscription	$58,479,139	$53,310,533	$47,067,117	$45,142,117	$38,866,989
Professional services	20,596,971	19,850,657	20,042,803	19,691,349	13,660,000
Total revenue	79,076,110	73,161,190	67,109,920	64,833,466	52,526,989
Cost of revenue (1):
Cost of subscription revenue	21,151,419	19,922,839	20,041,196	14,586,245	12,747,971
Cost of professional services revenue	16,590,148	15,813,562	16,852,844	12,901,935	9,498,225
Total cost of revenue	37,741,567	35,736,401	36,894,040	27,488,180	22,246,196
Gross profit	41,334,543	37,424,789	30,215,880	37,345,286	30,280,793
Operating expenses (1):
Sales and marketing	22,526,535	22,637,984	24,200,504	20,033,251	16,246,583
Research and development	14,941,394	16,794,516	16,448,625	9,745,137	7,935,614
General and administrative	15,263,297	15,318,098	16,528,568	15,761,895	10,468,776
Restricted stock expense	—	—	—	18,683,277	9,327,594
Total operating expenses	52,731,226	54,750,598	57,177,697	64,223,560	43,978,567
Loss from operations	(11,396,683)	(17,325,809)	(26,961,817)	(26,878,274)	(13,697,774)
Interest income	4,806	57,126	61,414	2,009	18,432
Interest expense	(976,834)	(862,321)	(910,046)	(275,074)	(168,810)
Loss before income taxes	(12,368,711)	(18,131,004)	(27,810,449)	(27,151,339)	(13,848,152)
Income tax expense	608,775	595,722	268,225	552,619	549,718
Net loss	(12,977,486)	(18,726,726)	(28,078,674)	(27,703,958)	(14,397,870)
Accretion of redeemable convertible preferred stock and puttable common stock	—	—	—	(2,416,505)	(4,849,607)
Net loss attributable to common stockholders	$(12,977,486)	$(18,726,726)	$(28,078,674)	$(30,120,463)	$(19,247,477)
Net loss per common share:
Basic and diluted	$(0.47)	$(0.70)	$(1.07)	$(1.46)	$(5.11)
Weighted-average common shares outstanding:
Basic and diluted	27,415,953	26,718,882	26,152,301	20,623,760	3,763,562

(1) Includes stock-based compensation as follows:
	Year Ended December 31,
	2017	2016	2015	2014	2013
Cost of subscription revenue	$767,877	$810,455	$766,498	$289,611	$80,204
Cost of professional services revenue	549,378	480,160	515,354	189,598	40,037
Sales and marketing	1,015,307	872,899	821,177	346,545	76,912
Research and development	1,404,771	1,161,422	1,077,638	486,031	62,387
General and administrative	2,340,536	2,142,954	3,279,635	1,434,988	262,044
	$6,077,869	$5,467,890	$6,460,302	$2,746,773	$521,584

	Year Ended December 31,
	2017	2016	2015	2014	2013
Key Metrics (unaudited):
Recurring revenue retention (2)	103%	101%	98%	100%	102%
Adjusted EBITDA (3)	$86,500	$(3,742,707)	$(10,484,749)	$2,752,411	$1,668,052
(2) We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year.
(3) Adjusted EBITDA. EBITDA consists of net loss plus depreciation and amortization, interest expense (income) and income tax expense. Adjusted EBITDA consists of EBITDA plus our non-cash, stock-based compensation expense, restricted stock expense, compensation expense related to loan forgiveness for certain executives, puttable stock compensation, changes in fair value of our warrant liability and contingent consideration liability, severance costs, purchase accounting deferred revenue adjustment, acquisition compensation costs and acquisition related costs. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.
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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Net loss	$(12,977,486)	$(18,726,726)	$(28,078,674)
Depreciation and amortization expense	5,386,789	6,590,343	7,575,783
Interest expense	976,834	862,321	910,046
Interest income	(4,806)	(57,126)	(61,414)
Income tax expense	608,775	595,722	268,225
EBITDA	(6,009,894)	(10,735,466)	(19,386,034)
Stock-based compensation	6,077,869	5,467,890	6,460,302
Puttable stock compensation	—	—	54,764
Change in fair value of contingent consideration liability	18,525	30,469	(1,350,441)
Purchase accounting deferred revenue adjustment	—	69,095	1,530,719
Acquisition compensation costs	—	1,419,885	946,590
Acquisition related costs	—	5,420	1,259,351
Adjusted EBITDA	$86,500	$(3,742,707)	$(10,484,749)
The following table sets forth our consolidated balance sheet data as of the dates presented:

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,360,601	$15,408,133	$17,854,523	$41,242,200	$5,147,735
Working capital, excluding current deferred revenue	21,010,387	22,922,666	30,792,054	50,811,768	10,276,466
Total assets	99,370,045	110,489,088	114,623,744	108,230,657	70,097,121
Deferred revenue, current and long term	39,642,945	36,599,884	32,925,749	27,922,244	30,756,632
Term loan, net of discount	13,553,783	14,207,850	14,519,936	—	—
Revolving credit facility	6,000,000	6,000,000	5,000,000	—	6,978,525
Convertible preferred stock and puttable common stock	—	—	—	—	76,921,359
Total stockholders' equity (deficit)	25,499,952	32,571,478	44,496,315	64,958,707	(63,281,483)

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
Overview
As a leading provider of cloud based global trade management (GTM) solutions, our mission is to dramatically transform the way companies conduct global trade. We help companies create value through their global supply chain by improving margins, achieving greater agility and lowering risk. We do this by creating a comprehensive digital model of the global supply chain, which enables collaboration among buyers, sellers and logistics companies. We replace manual and outdated processes with full automation of import and export activities, and we also provide rich data analytics to uncover areas for optimization, and a platform that is responsive and flexible to adapt to the ever-changing nature of global trade.
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
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the years ended December 31, 2017, 2016, and 2015 was 103%, 101%, and 98%, respectively.
Adjusted EBITDA. EBITDA consists of net loss plus depreciation and amortization, interest expense (income) and income tax expense. Adjusted EBITDA consists of EBITDA plus our non-cash, stock-based compensation expense, puttable stock compensation, changes in fair value of contingent consideration liability, purchase accounting deferred revenue adjustment, acquisition compensation costs and acquisition related costs. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.
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
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015
Net loss	$(12,977,486)	$(18,726,726)	$(28,078,674)
Depreciation and amortization expense	5,386,789	6,590,343	7,575,783
Interest expense	976,834	862,321	910,046
Interest income	(4,806)	(57,126)	(61,414)
Income tax expense	608,775	595,722	268,225
EBITDA	(6,009,894)	(10,735,466)	(19,386,034)
Stock-based compensation	6,077,869	5,467,890	6,460,302
Puttable stock compensation	—	—	54,764
Change in fair value of contingent consideration liability	18,525	30,469	(1,350,441)
Purchase accounting deferred revenue adjustment	—	69,095	1,530,719
Acquisition compensation costs	—	1,419,885	946,590
Acquisition related costs	—	5,420	1,259,351
Adjusted EBITDA	$86,500	$(3,742,707)	$(10,484,749)
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

Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel and related costs of our hosting, support, and content teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, software license fees, hosting costs, Internet connectivity, depreciation expenses directly related to delivering our solution, as well as amortization of capitalized software development costs. We generally expense our cost of subscription revenue as we incur the costs. We believe that our cost of subscription revenue for 2018 will be higher than 2017 as we continue to scale the business.
Cost of Professional Services Revenue. Cost of professional services revenue consists primarily of personnel and related costs of our professional services team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, the costs of contracted third-party vendors, reimbursable expenses and depreciation, amortization and other allocated costs. As our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expense our cost of professional services revenue as we incur the costs. We believe that our cost of professional services revenue for 2018 will be higher than 2017 as we continue to scale the business.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes and stock-based compensation. It also includes the costs of promotional events, corporate communications, online marketing, solution marketing and other brand-building activities, in addition to depreciation, amortization and other allocated costs. When the initial customer contract is signed and upon any renewal, we capitalize and amortize commission costs as an expense ratably over the term of the related customer contract in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, we recognize the unamortized portion of any deferred commission cost as an expense immediately upon such termination. We believe that our sales and marketing expenses for 2018, as a percentage of revenue, will be consistent with or slightly lower than 2017.
Research and Development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and costs of certain third-party contractors, as well as depreciation, amortization and other allocated costs. We capitalize development costs related to the development of our solution modules and amortize them over their useful life. We have devoted our solution modules development efforts primarily to enhancing the functionality and expanding the capabilities of our solution. We believe that our research and development expenses for 2018, as a percentage of revenue, will be consistent with or slightly lower than 2017 as the number of personnel remains steady and revenues increase.
General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and depreciation, amortization and other allocated costs. We believe that our general and administrative expenses for 2018, as a percent of revenue, will be slightly lower than 2017.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest income on our cash balances, and interest expense on outstanding debt and capital lease obligations.
Income Tax Expense
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the year ended December 31, 2017 is exclusively related to actual foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, primarily in India, Germany and the United Kingdom. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We completed an Internal Revenue Code Section 382 study through June 2016, which concluded that we have experienced several ownership changes, causing limitations on the annual use of the net operating loss carryforwards. In the event we have future changes in ownership, the availability of net operating losses could be further limited. Additionally, in May 2016, we concluded an examination by the U.S. Internal Revenue Service, in connection with the 2012 tax year. The result of such examination was the downward adjustment of federal net operating loss carryforwards aggregating approximately $1,200,000.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the estimates and judgments used for revenue recognition, deferred revenue, stock-based compensation, goodwill, and capitalized software costs have the greatest potential impact on our consolidated financial statements, and consider these to be our critical accounting policies and estimates.
The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	stock-based compensation;

•	goodwill; and

•	capitalized software costs
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
We provide our software as a service and follow the provisions of Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (ASC 605) and ASC Topic 985, Software (ASC 985). We commence revenue recognition when all of the following conditions are met:

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
For those contracts in which our customer accesses our software via our on-demand, cloud-based solution, we account for such transactions in accordance with the ASC 605-25, Multiple-Element Arrangements. The majority of these contracts represent multiple-element arrangements, and we evaluate each element to determine whether it represents a separate unit of accounting. We recognize the consideration allocated to the subscription as revenue ratably over the contract period. The consideration allocated to professional services is recognized as the services are performed, which is typically over the first three to six months of an arrangement.
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
We account for sales tax collected from customers and remitted to governmental authorities on a net basis and, therefore, we do not include them in revenue and cost of revenue in our consolidated statement of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 605. The amounts included in professional services revenue and cost of professional services revenue for the years ended December 31, 2017, 2016, and 2015 were $521,875, $585,174 and $499,553, respectively.
Deferred Revenue
Deferred revenue represents amounts collected from (or invoiced to) customers in advance of revenue earned. Deferred revenue to be recognized in the succeeding 12 month period is included in current deferred revenue with the remaining amounts included in noncurrent deferred revenue.
Stock-Based Compensation
We recognize stock-based compensation as an expense in the consolidated financial statements and measure that cost based on the estimated fair value of the award. We recognized compensation expense based on the estimated grant date fair value using the Black Scholes option pricing model. Determining the fair value of stock-based awards at the grant date requires judgment. The determination of the grant date fair value of options using an option-pricing model is affected by our common stock fair value as well as assumptions regarding a number of other subjective variables. These variables include the fair value of our common stock, the expected term of the options, our expected stock price volatility, risk-free interest rates, and expected dividends, which are estimated as follows:

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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2017, we had $43.8 million of goodwill recorded on our consolidated balance sheet. For the purposes of impairment testing, we have determined that we have one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference. The identification and measurement of goodwill impairment involves the estimation of the fair value of the company. The estimate of our fair value, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates. We performed our annual impairment test as of December 31, 2017, and the second step was not required as the fair value exceeded the carrying value. Accordingly, our reporting unit was not at risk of failing step one of the goodwill impairment testing process.
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
Recent Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2, "Summary of Significant Accounting Policies" in the accompanying Notes to Consolidated Financial Statements.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2017	2016	2015
Revenue:
Subscription	$58,479,139	$53,310,533	$47,067,117
Professional services	20,596,971	19,850,657	20,042,803
Total revenue	79,076,110	73,161,190	67,109,920
Cost of revenue:
Cost of subscription revenue	21,151,419	19,922,839	20,041,196
Cost of professional services revenue	16,590,148	15,813,562	16,852,844
Total cost of revenue	37,741,567	35,736,401	36,894,040
Gross profit	41,334,543	37,424,789	30,215,880
Operating expenses:
Sales and marketing	22,526,535	22,637,984	24,200,504
Research and development	14,941,394	16,794,516	16,448,625
General and administrative	15,263,297	15,318,098	16,528,568
Total operating expenses	52,731,226	54,750,598	57,177,697
Loss from operations	(11,396,683)	(17,325,809)	(26,961,817)
Interest income	4,806	57,126	61,414
Interest expense	(976,834)	(862,321)	(910,046)
Loss before income taxes	(12,368,711)	(18,131,004)	(27,810,449)
Income tax expense	608,775	595,722	268,225
Net loss	$(12,977,486)	$(18,726,726)	$(28,078,674)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Subscription	74%	73%	70%
Professional services	26	27	30
Total revenue	100	100	100
Cost of revenue:
Cost of subscription revenue (1)	36	37	43
Cost of professional services revenue (1)	81	80	84
Total cost of revenue	48	49	55
Gross profit	52	51	45
Operating expenses:
Sales and marketing	28	31	36
Research and development	19	23	25
General and administrative	19	21	25
Total operating expenses	66	75	86
Loss from operations	(14)	(24)	(41)
Interest income	0	0	0
Interest expense	(1)	(1)	(1)
Loss before income taxes	(15)	(25)	(42)
Income tax expense	1	1	0
Net loss	(16)%	(26)%	(42)%

(1) The table shows cost of revenue as a percentage of each component of revenue.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue:	Year Ended December 31,		Change
	2017	2016	$	%
Subscription	$58,479,139	$53,310,533	$5,168,606	9.7%
Professional services	20,596,971	19,850,657	746,314	3.8%
Total revenue	$79,076,110	$73,161,190	$5,914,920	8.1%
Subscription Revenue. The increase was primarily related to increases in both enterprise and mid-market customers for 2017 compared to 2016. We have increased our customer count through our sales and marketing efforts.
Professional Services Revenue. The increase in professional services revenue was primarily due to projects from new customers and existing customer upgrades, which resulted in higher demand for our professional services compared to the prior year.
Total Revenue. Revenue from international customers accounted for 24% and 21% of total revenue for 2017 and 2016, respectively. For 2017, one customer accounted for 11% of our total revenue and for 2016, no single customer accounted for more than 10% of our total revenue.

Cost of Revenue:	Year Ended December 31,		Change
	2017	2016	$	%
Cost of subscription revenue	$21,151,419	$19,922,839	$1,228,580	6.2%
Cost of professional services revenue	16,590,148	15,813,562	776,586	4.9%
Total cost of revenue	$37,741,567	$35,736,401	$2,005,166	5.6%
Cost of Subscription Revenue. The increase was primarily for higher employee-related compensation costs of $1.3 million related to higher average headcount, $0.2 million for software maintenance costs, $0.3 million for outside services and $0.1 million for travel costs. This was offset by a decrease of $0.6 million in depreciation, amortization and other allocated costs.
Cost of Professional Services Revenue. The increase was primarily for higher employee-related compensation costs of $0.7 million related to higher average headcount.

Operating Expenses:	Year Ended December 31,		Change
	2017	2016	$	%
Sales and marketing	$22,526,535	$22,637,984	$(111,449)	(0.5)%
Research and development	14,941,394	16,794,516	(1,853,122)	(11.0)%
General and administrative	15,263,297	15,318,098	(54,801)	(0.4)%
Total operating expenses	$52,731,226	$54,750,598	$(2,019,372)	(3.7)%
Sales and Marketing Expenses. The decrease was primarily due to decreased costs for North America and Asia marketing events of $0.5 million that was offset by a $0.4 million increase for commission costs.
Research and Development Expenses. The decrease was primarily due to a decrease of $1.4 million of contingent compensation costs in 2016 related to the former ecVision founder and a $1.0 million decrease in employee-related compensation costs due to lower average headcount. This was offset by an increase of $0.8 million for lower software costs capitalized compared to 2016.
General and Administrative Expenses. The decrease was primarily due to decreases in travel costs, employee-related compensation costs, foreign exchange transaction costs, and depreciation, amortization and other allocated costs totaling $0.6 million that was offset by an increases in miscellaneous taxes of $0.3 million and professional fees of $0.3 million.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue:	Year Ended December 31,		Change
	2016	2015	$	%
Subscription	$53,310,533	$47,067,117	$6,243,416	13.3%
Professional services	19,850,657	20,042,803	(192,146)	(1.0)%
Total revenue	$73,161,190	$67,109,920	$6,051,270	9.0%

Subscription Revenue. The increase was primarily related to increases in both enterprise and mid-market customers for 2016 compared to 2015. We have increased our customer count through our sales and marketing efforts. Also, we recognized a full year of revenue from our acquisition of ecVision in 2016 compared to ten months in 2015.
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
Cost of Subscription Revenue. The decrease was primarily for lower depreciation, amortization and other allocated costs of $0.8 million offset by higher compensation related costs of $0.6 million for new employees hired during the year.
Cost of Professional Services Revenue. The decrease was primarily for lower employee costs of $0.5 million due to lower average headcount for the year and a $0.4 million decrease for employee-related costs transferred to research and development as our professional services organization temporarily assisted our engineering team. Also, there was a decrease of $0.2 million in travel and recruiting costs compared to the prior year.

Operating Expenses:	Year Ended December 31,		Change
	2016	2015	$	%
Sales and marketing	$22,637,984	$24,200,504	$(1,562,520)	(6.5)%
Research and development	16,794,516	16,448,625	345,891	2.1%
General and administrative	15,318,098	16,528,568	(1,210,470)	(7.3)%
Total operating expenses	$54,750,598	$57,177,697	$(2,427,099)	(4.2)%
Sales and Marketing Expenses. The decrease was primarily due to decreased costs for North American and European marketing events of $1.0 million, a decrease of $0.5 million in travel costs and a decrease of $0.2 million in depreciation, amortization and other allocated costs. Also, there was a decrease of $1.0 million in employee costs due to lower average headcount that was offset by $1.0 million of higher commission costs.
Research and Development Expenses. The increase was primarily due to an increase of $0.4 million for employee-related costs transferred from our professional services organization as it temporarily assisted our engineering team, higher acquisition compensation costs of $0.4 million and for higher depreciation, amortization and other allocated costs of $0.2 million. This was offset by a decrease of $0.4 million for higher software development costs capitalized, lower employee costs of $0.2 million due to lower average headcount and lower travel costs of $0.1 million when compared to last year.
General and Administrative Expenses. The decrease was primarily due to a decrease of $1.5 million in professional fees and a $1.1 million decrease in stock compensation expense. Also, there was a decrease in miscellaneous taxes of $0.7 million and a decrease of $0.2 million in depreciation, amortization and other allocated costs. This was offset by an increase of $1.4 million for mark-to-market treatment of acquisition contingent consideration related to the ecVision acquisition in 2015, a $0.5 million increase in employee costs and a $0.2 million increase in miscellaneous costs.
Quarterly Results of Operations
The following table sets forth our unaudited operating results for each of the eight quarters preceding and including the period ended December 31, 2017 and the percentages of revenue for each line item shown. The information is derived from our unaudited financial statements. In the opinion of management, our unaudited financial statements include all adjustments, consisting only of normal recurring items, except as noted in the notes to the financial statements, necessary for a fair statement of interim periods. The financial information presented for the interim periods has been prepared in a manner consistent with our accounting policies described elsewhere and should be read in conjunction therewith. These quarterly results are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended,
	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017
Revenue:
Subscription	$12,438,984	$12,840,208	$14,079,394	$13,951,947	$13,901,308	$14,686,744	$14,944,160	$14,946,927
Professional services	4,525,688	5,298,732	4,771,407	5,254,830	4,653,248	4,988,541	5,269,090	5,686,092
Total revenue	16,964,672	18,138,940	18,850,801	19,206,777	18,554,556	19,675,285	20,213,250	20,633,019
Cost of revenue:
Cost of subscription revenue	5,049,875	4,973,849	4,964,971	4,934,144	5,380,028	5,783,131	4,903,483	5,084,777
Cost of professional services revenue	3,967,701	4,058,867	3,845,548	3,941,446	4,021,746	4,126,958	4,247,519	4,193,925
Total cost of revenue	9,017,576	9,032,716	8,810,519	8,875,590	9,401,774	9,910,089	9,151,002	9,278,702
Gross profit	7,947,096	9,106,224	10,040,282	10,331,187	9,152,782	9,765,196	11,062,248	11,354,317
Operating expenses:
Sales and marketing	5,495,541	5,985,149	5,488,309	5,668,985	5,803,386	5,688,937	5,551,239	5,482,973
Research and development	3,887,996	3,999,649	4,231,492	4,675,379	3,535,415	3,835,729	3,830,431	3,739,819
General and administrative	3,998,636	3,547,907	3,782,591	3,988,964	3,806,707	3,923,928	3,517,187	4,015,475
Total operating expenses	13,382,173	13,532,705	13,502,392	14,333,328	13,145,508	13,448,594	12,898,857	13,238,267
Loss from operations	(5,435,077)	(4,426,481)	(3,462,110)	(4,002,141)	(3,992,726)	(3,683,398)	(1,836,609)	(1,883,950)
Interest income	21,628	29,420	4,810	1,268	805	521	1,238	2,242
Interest expense	(200,380)	(221,793)	(221,370)	(218,778)	(235,168)	(244,183)	(272,293)	(225,190)
Loss before income taxes	(5,613,829)	(4,618,854)	(3,678,670)	(4,219,651)	(4,227,089)	(3,927,060)	(2,107,664)	(2,106,898)
Income tax expense (benefit)	72,354	121,531	112,580	289,257	186,107	590,411	130,039	(297,782)
Net loss	$(5,686,183)	$(4,740,385)	$(3,791,250)	$(4,508,908)	$(4,413,196)	$(4,517,471)	$(2,237,703)	$(1,809,116)

	Three Months Ended,
	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017
Revenue:
Subscription	73%	71%	75%	73%	75%	75%	74%	72%
Professional services	27	29	25	27	25	25	26	28
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Cost of subscription revenue (1)	41	39	35	35	39	39	33	34
Cost of professional services revenue (1)	88	77	81	75	86	83	81	74
Total cost of revenue	53	50	47	46	51	50	45	45
Gross profit	47	50	53	54	49	50	55	55
Operating expenses:
Sales and marketing	32	33	29	30	31	29	27	27
Research and development	23	22	22	24	19	19	19	18
General and administrative	24	20	20	21	21	20	17	19
Total operating expenses	79	75	71	75	71	68	63	64
Loss from operations	(32)	(25)	(18)	(21)	(22)	(18)	(8)	(9)
Interest income	0	0	0	0	0	0	0	0
Interest expense	(1)	(1)	(1)	(1)	(1)	(1)	(1)	(1)
Loss before income taxes	(33)	(26)	(19)	(22)	(23)	(19)	(9)	(10)
Income tax expense (benefit)	0	1	1	2	1	3	1	(1)
Net loss	(33)%	(27)%	(20)%	(24)%	(24)%	(22)%	(10)%	(9)%
(1) The table shows cost of revenue as a percentage of each component of revenue.
We have experienced certain quarterly trends in our subscription and professional services revenues. In particular, our subscription revenue in the first quarter of certain years has been lower than the sequential fourth quarter of the prior year due to the transactional volumes associated with retail cycles.

Liquidity and Capital Resources

	Year Ended December 31,
	2017	2016	2015
Cash provided by (used in):
Operating activities	$(669,864)	$(165,823)	$(13,229,162)
Investing activities	(1,907,399)	(2,799,656)	(29,212,636)
Financing activities	(3,242,878)	1,086,700	19,250,776

		December 31,
		2017	2016
Cash and cash equivalents		$9,360,601	$15,408,133
Accounts receivable, net		16,957,044	19,661,156
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
Net Cash Flows from Operating Activities
For 2017, net cash used in operating activities was $0.7 million, which reflects our net loss of $13.0 million, adjusted for non-cash charges of $12.1 million consisting primarily of $6.1 million for stock-based compensation and $5.4 million for depreciation and amortization. Additionally, we had an increase in our working capital accounts consisting primarily of an increase of $3.0 million in deferred revenue, a $1.6 million increase for accounts receivable and a $1.3 million increase in prepaid expenses. This was offset by a decrease of $3.0 million in accrued expenses and a decrease of $2.4 million for the settlement of contingent acquisition compensation related to the ecVision acquisition.
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
Our deferred revenue was $39.6 million at December 31, 2017 and $36.6 million at December 31, 2016. The increases and decreases in deferred revenue at the end of each of these periods reflect the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. Where appropriate based on revenue recognition criteria, professional services invoices are initially recorded in deferred revenue and then recognized ratably over the remaining term of the subscription agreement.
Net Cash Flows from Investing Activities
For 2017, net cash used in investing activities was $1.9 million, consisting of various capital expenditures of $0.3 million and $1.5 million for the capitalization of software development costs. In general, our capital expenditures are for our network infrastructure to support our increasing customer base and growth in new business and for internal use, such as equipment for our employees.
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
Net Cash Flows from Financing Activities
For 2017, net cash used in financing activities was $3.2 million and was primarily for term loan repayments of $0.7 million, capital lease repayments of $1.6 million and a $1.3 million payment for contingent consideration related to the ecVision acquisition.
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
Credit Agreement
In connection with the ecVision acquisition (Note 3 to our audited Consolidated Financial Statements included elsewhere in this report on Form 10-K), in March 2015 we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20.0 million, and (ii) a senior secured revolving credit facility (the Revolver) that was amended in November 2015 to allow for a borrowing limit of $10.0 million, and includes a $2.0 million sublimit for the issuance of letters of credit. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of December 31, 2017, we were in compliance with all the reporting and financial covenants.
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
On March 6, 2018, we entered into Amendment No. 3 (Third Amendment) to the March 4, 2015 Credit Agreement. The Third Amendment amends the definition of “Quick Liabilities” for purposes of calculating performance against the Credit Agreement covenant provisions.
The outstanding balance for the Term Loan as of December 31, 2017 was $13.6 million, net of unaccreted discount and deferred financing costs of $0.1 million and the outstanding balance under the Revolver was $6.0 million. For the year ended December 31, 2017, the weighted average interest rate used was 4.48% for the Term Loan and 5.52% for the Revolver.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Historically, we have incurred net losses and negative cash flows from operations and have an accumulated deficit of $167.9 million as of December 31, 2017. Our primary sources of liquidity have been proceeds from our initial public offering, cash and cash equivalents, accounts receivable, cash from operations and borrowings from our credit facility.
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

Based upon our existing cash balance, borrowings and our projected operating results, management believes that we have adequate resources to satisfy our liquidity requirements through at least the first half of 2019.
Contractual and Commercial Commitment Summary
The following table summarizes our contractual obligations as of December 31, 2017. These contractual obligations require us to make future cash payments.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease commitments	$15,101,426	$4,557,966	$6,935,085	$2,989,901	$618,474
Capital lease commitments	3,169,174	1,565,706	1,446,777	156,691	—
Term Loan	13,625,000	750,000	12,875,000	—	—
Revolving Facility	6,000,000	—	6,000,000	—	—
Total	$37,895,600	$6,873,672	$27,256,862	$3,146,592	$618,474
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of December 31, 2017 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. This annual report did not include an attestation report of our registered public accounting firm due to the exemption provided by the rules of the Securities and Exchange Commission for emerging growth companies.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference from information contained under the sections “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.
Item 11.    Executive Compensation
Information required by this item is incorporated by reference from information contained under the section “Executive Compensation” and "Director Compensation" in our Proxy Statement for the 2018 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference from information contained under the section “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated by reference from information contained under the section “Certain Relationships and Related Party Transactions” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.
Item 14.    Principal Accounting Fees and Services
Information with respect to this item is incorporated by reference from information under the section “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

AMBER ROAD, INC.

Date: March 9, 2018	By:	/s/ JAMES W. PREUNINGER
James W. Preuninger
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES W. PREUNINGER	Chief Executive Officer and Director	March 9, 2018
James W. Preuninger	(Principal Executive Officer)
/s/ THOMAS E. CONWAY	Chief Financial Officer	March 9, 2018
Thomas E. Conway	(Principal Financial and Accounting Officer)
/s/ PAMELA F. CRAVEN	Director	March 9, 2018
Pamela F. Craven
/s/ RALPH FAISON	Director	March 9, 2018
Ralph Faison
/s/ KENNETH M. HARVEY	Director	March 9, 2018
Kenneth M. Harvey
/s/ RUDY C. HOWARD	Director	March 9, 2018
Rudy C. Howard
/s/ JOHN MALONE	Director	March 9, 2018
John Malone
/s/ BARRY M. V. WILLIAMS	Director	March 9, 2018
Barry M. V. Williams

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Merger Agreement, dated as of March 2, 2015, among ecVision (International) Inc., Project 20/20 Acquisition Corp., the Registrant and Fortis Advisors LLC.	8-K	2.1	3/6/15
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant effective March 26, 2014.	S-1/A	3.1	3/5/14
3.2	Amended and Restated Bylaws of the Registrant effective March 26, 2014.	S-1	3.2	2/10/14
4.1	Specimen Common Stock Certificate of Amber Road, Inc.	S-1/A	4.1	3/5/14
4.2	Warrant to Purchase Common Stock, issued March 27, 2007 to Orix Venture Finance LLC.	S-1	4.2	2/10/14
10.1	Data Center and General Services Agreement, dated as of November 1, 2009, between Florida Technology Managed Services, Inc. and the Registrant.	S-1	10.1	2/10/14
10.2	Amendment 1 to Data Center and General Services Agreement, dated as of November 1, 2012, between Registrant and Florida Technology Managed Services, Inc.	S-1	10.2	2/10/14
10.3	Fourth Amended and Restated Investor Rights Agreement, dated as of July 16, 2010, by and among the Registrant and the investors signatory thereto.	S-1/A	10.3	3/5/14
10.4*	Employment Agreement with James W. Preuninger, dated March 3, 2014.	S-1/A	10.4	3/5/14
10.5	Form of Change in Control Agreement.	S-1	10.6	2/10/14
10.6*	2002 Stock Option Plan, as amended.	S-1	10.7	2/10/14
10.7*	Form of Employee Stock Option Agreement under the 2002 Stock Option Plan, as amended.	S-1	10.8	2/10/14
10.8*	Form of Director Stock Option Agreement under the 2002 Stock Option Plan, as amended.	S-1	10.9	2/10/14
10.9*	2012 Omnibus Incentive Compensation Plan.	S-1	10.10	2/10/14
10.10*	Form of Stock Option Agreement for officers and employees under 2012 Omnibus Incentive Compensation Plan.	S-1/A	10.11	3/5/14
10.11*	Form of Stock Option Agreement for directors under 2012 Omnibus Incentive Compensation Plan.	S-1/A	10.12	3/5/14
10.12*	Form of Indemnification Agreement.	S-1	10.13	2/10/14
10.13	Office Lease by and between the Metropolitan Life Insurance Company and the Registrant, dated as of October 5, 1998, as amended.	S-1	10.15	2/10/14
10.14	Deed of Lease by and between MEPT 1660 International Drive LLC and the Registrant, dated as of June 14, 2011.	S-1	10.16	2/10/14
10.15	Lease Agreement by and between PFRS Crossroads Corp. and the Registrant, dated as of April 30, 2010.	S-1	10.17	2/10/14
10.16	Loan and Security Agreement, dated as of April 10, 2013, between Silicon Valley Bank and the Registrant.	S-1	10.18	2/10/14
10.17	Waiver and First Amendment to Loan and Security Agreement, dated as of December 30, 2013, between Silicon Valley Bank and the Registrant.	S-1	10.19	2/10/14
10.18	Share Purchase Agreement dated as of September 3, 2013 among Sunrise International Ltd., the Shareholder Representative Committee, the shareholders of Sunrise International Ltd., the Registrant and Amber Road Holdings, Inc.	S-1	10.20	2/10/14
10.19	Lease Deed, dated November 8, 2013, between M/s. Paliwal Overseas Private Limited and M/s. Amber Road Software Private Limited.	S-1	10.21	2/10/14
10.20*	Form of Management Severance Policy.	S-1/A	10.22	3/5/14
10.21*	Employment agreement with Kae-por Chang.	S-1/A	10.23	3/5/14
10.22‡	Amendment 2 to Data Center and General Services Agreement, dated as of November 1, 2014, between the Registrant and Florida Technology Managed Services, Inc.	10-Q	10.24	11/7/14
10.23	Credit Agreement, dated as of March 4, 2015, between the Registrant and KeyBank National Association.	8-K	10.1	3/6/15
10.24	Form of the 2015 Stock Option Award Certificate	8-K	10.1	2/25/15
10.25	Form of the 2015 Performance Share Award Certificate	8-K	10.2	2/25/15
10.26	Form of Non-Employee Director Restricted Stock Units Award Agreement.	10-K	10.28	3/13/15
10.27	Amendment No.1 to Credit Agreement, dated as of March 4, 2015, between the Registrant and KeyBank National Association.	10-Q	10.1	11/9/15
10.28*	Employment Agreement, dated May 5, 2016 between Amber Road, Inc. and James W. Preuninger	10-Q	10.1	5/9/16
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of KPMG LLP, independent registered public accounting firm.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Label Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

* Indicates management contract or compensatory plan or agreement
** Filed herewith
*** Furnished herewith
‡ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

AMBER ROAD, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amber Road, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Amber Road, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 2003.
Philadelphia, Pennsylvania
March 9, 2018

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$9,360,601	$15,408,133
Accounts receivable, net	16,957,044	19,661,156
Unbilled receivables	884,104	314,328
Deferred commissions	4,400,015	4,420,632
Prepaid expenses and other current assets	1,715,534	1,719,612
Total current assets	33,317,298	41,523,861
Property and equipment, net	9,370,104	9,978,255
Goodwill	43,768,269	43,907,017
Other intangibles, net	4,999,885	6,148,820
Deferred commissions	6,734,326	8,046,664
Deposits and other assets	1,180,163	884,471
Total assets	$99,370,045	$110,489,088
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,650,582	$2,724,591
Accrued expenses	7,589,482	14,127,304
Current portion of capital lease obligations	1,352,456	1,155,964
Deferred revenue	37,812,239	34,464,264
Current portion of term loan, net of discount	714,391	593,336
Total current liabilities	50,119,150	53,065,459
Capital lease obligations, less current portion	1,461,101	1,276,700
Deferred revenue, less current portion	1,830,706	2,135,620
Term loan, net of discount, less current portion	12,839,392	13,614,514
Revolving credit facility	6,000,000	6,000,000
Other noncurrent liabilities	1,619,744	1,825,317
Total liabilities	73,870,093	77,917,610
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 27,288,985 and 26,926,268 shares at December 31, 2017 and 2016, respectively	27,289	26,926
Additional paid-in capital	195,203,097	188,811,896
Accumulated other comprehensive loss	(1,822,396)	(1,336,792)
Accumulated deficit	(167,908,038)	(154,930,552)
Total stockholders’ equity	25,499,952	32,571,478
Total liabilities and stockholders’ equity	$99,370,045	$110,489,088

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
Revenue:
Subscription	$58,479,139	$53,310,533	$47,067,117
Professional services	20,596,971	19,850,657	20,042,803
Total revenue	79,076,110	73,161,190	67,109,920
Cost of revenue (1):
Cost of subscription revenue	21,151,419	19,922,839	20,041,196
Cost of professional services revenue	16,590,148	15,813,562	16,852,844
Total cost of revenue	37,741,567	35,736,401	36,894,040
Gross profit	41,334,543	37,424,789	30,215,880
Operating expenses (1):
Sales and marketing	22,526,535	22,637,984	24,200,504
Research and development	14,941,394	16,794,516	16,448,625
General and administrative	15,263,297	15,318,098	16,528,568
Total operating expenses	52,731,226	54,750,598	57,177,697
Loss from operations	(11,396,683)	(17,325,809)	(26,961,817)
Interest income	4,806	57,126	61,414
Interest expense	(976,834)	(862,321)	(910,046)
Loss before income taxes	(12,368,711)	(18,131,004)	(27,810,449)
Income tax expense	608,775	595,722	268,225
Net loss	$(12,977,486)	$(18,726,726)	$(28,078,674)

Net loss per share (Note 11):
Basic and diluted	$(0.47)	$(0.70)	$(1.07)
Weighted-average shares outstanding (Note 11):
Basic and diluted	27,415,953	26,718,882	26,152,301

(1) Includes stock-based compensation as follows:
	Year Ended December 31,
	2017	2016	2015
Cost of subscription revenue	$767,877	$810,455	$766,498
Cost of professional services revenue	549,378	480,160	515,354
Sales and marketing	1,015,307	872,899	821,177
Research and development	1,404,771	1,161,422	1,077,638
General and administrative	2,340,536	2,142,954	3,279,635
	$6,077,869	$5,467,890	$6,460,302

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2017	2016	2015
Net loss	$(12,977,486)	$(18,726,726)	$(28,078,674)
Other comprehensive loss:
Foreign currency translation	(485,604)	(553,583)	(175,717)
Total other comprehensive loss	(485,604)	(553,583)	(175,717)
Comprehensive loss	$(13,463,090)	$(19,280,309)	$(28,254,391)

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2014	25,765,792	$25,766	$173,665,585	$(607,492)	$(108,125,152)	$64,958,707
Net loss	—	—	—	—	(28,078,674)	(28,078,674)
Other comprehensive loss	—	—	—	(175,717)	—	(175,717)
Exercise of stock options	462,703	463	1,298,964	—	—	1,299,427
Issuance of common stock for vested restricted stock units	24,452	24	(24)	—	—	—
Shares related to net share settlement of equity awards	(5,500)	(5)	(22,489)	—	—	(22,494)
Stock-based compensation expense	—	—	6,460,302	—	—	6,460,302
Common stock issued for contingent consideration	13,012	13	(13)	—	—	—
Stock compensation for contingent consideration	—	—	54,764	—	—	54,764
Balance at December 31, 2015	26,260,459	26,261	181,457,089	(783,209)	(136,203,826)	44,496,315
Net loss	—	—	—	—	(18,726,726)	(18,726,726)
Other comprehensive loss	—	—	—	(553,583)	—	(553,583)
Exercise of stock options	646,639	647	1,886,935	—	—	1,887,582
Issuance of common stock for vested restricted stock units	12,664	12	(12)	—	—	—
Stock-based compensation expense	—	—	5,467,890	—	—	5,467,890
Common stock issued for contingent consideration	6,506	6	(6)	—	—	—
Balance at December 31, 2016	26,926,268	26,926	188,811,896	(1,336,792)	(154,930,552)	32,571,478
Net loss	—	—	—	—	(12,977,486)	(12,977,486)
Other comprehensive loss	—	—	—	(485,604)	—	(485,604)
Exercise of stock options	107,526	108	313,587	—	—	313,695
Issuance of common stock for vested restricted stock units	237,916	238	(238)	—	—	—
Stock-based compensation expense	—	—	6,077,869	—	—	6,077,869
Common stock issued for contingent consideration	17,275	17	(17)	—	—	—
Balance at December 31, 2017	27,288,985	$27,289	$195,203,097	$(1,822,396)	$(167,908,038)	$25,499,952

See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(12,977,486)	$(18,726,726)	$(28,078,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,386,789	6,590,343	7,575,783
Bad debt expense	568,193	509,454	80,571
Stock-based compensation	6,077,869	5,467,890	6,460,302
Compensation related to puttable common stock	—	—	54,764
Acquisition related deferred compensation	—	1,419,885	946,590
Changes in fair value of contingent consideration liability	18,525	30,469	(1,350,441)
Accretion of debt discount	37,884	62,914	56,382
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	1,615,836	(1,213,717)	(1,658,964)
Prepaid expenses and other assets	1,313,029	(1,437,777)	(863,713)
Accounts payable	(166,898)	1,284,742	(316,655)
Accrued expenses	(2,988,525)	4,228,119	(304,962)
Settlement of contingent accrued compensation related to former ecVision founder	(2,366,469)	—	—
Other liabilities	(209,859)	(2,084,343)	(281,876)
Deferred revenue	3,021,248	3,702,924	4,451,731
Net cash used in operating activities	(669,864)	(165,823)	(13,229,162)
Cash flows from investing activities:
Capital expenditures	(257,893)	(231,979)	(1,385,082)
Addition of capitalized software development costs	(1,458,495)	(2,286,778)	(1,926,302)
Addition of intangible assets	—	(275,000)	(275,000)
Acquisition, net of cash acquired	—	—	(25,717,078)
Cash paid for deposits	(190,752)	(118,993)	(21,989)
Decrease (increase) in restricted cash	(259)	113,094	112,815
Net cash used in investing activities	(1,907,399)	(2,799,656)	(29,212,636)
Cash flows from financing activities:
Proceeds from revolving line of credit	24,350,000	20,250,000	5,000,000
Payments on revolving line of credit	(24,350,000)	(19,250,000)	—
Proceeds from term loan	—	—	20,000,000
Payments on term loan	(656,250)	(375,000)	(5,343,750)
Debt financing costs	(35,701)	—	(188,743)
Repayments on capital lease obligations	(1,556,097)	(1,425,882)	(1,493,664)
Proceeds from the exercise of stock options	313,695	1,887,582	1,299,427
Taxes paid related to net share settlement	—	—	(22,494)
Contingent consideration related to ecVision acquisition	(1,308,525)	—	—
Net cash provided by (used in) financing activities	(3,242,878)	1,086,700	19,250,776
Effect of exchange rate on cash and cash equivalents	(227,391)	(567,611)	(196,655)
Net decrease in cash and cash equivalents	(6,047,532)	(2,446,390)	(23,387,677)
Cash and cash equivalents at beginning of period	15,408,133	17,854,523	41,242,200
Cash and cash equivalents at end of period	$9,360,601	$15,408,133	$17,854,523
Supplemental disclosures of cash flow information:
Cash paid for interest	$938,949	$790,338	$858,007
Non-cash property and equipment acquired under capital lease	1,936,990	834,432	1,545,864
Non-cash property and equipment purchases in accounts payable	—	22,454	368,614
Non-cash acquisition contingent consideration	—	—	2,322,531
See accompanying notes to consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Background
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

(2)	Summary of Significant Accounting Policies and Practices

(a)	Basis of Presentation and Principles of Consolidation
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include our accounts and those of our wholly owned subsidiaries primarily located in India, China and Europe. All significant intercompany balances and transactions have been eliminated in consolidation.

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
The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are reflected in accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

(d)	Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2017 and 2016 consist of the following:

	December 31,
	2017	2016
Cash	$9,318,074	$15,382,773
Money market accounts	42,527	25,360
	$9,360,601	$15,408,133

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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and 2016:

	Fair Value Measurements at Reporting Date Using
December 31, 2017	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market accounts	$42,527	$42,527	$—	$—
Restricted cash - money market accounts	56,400	56,400	—	—
Total assets measured at fair value on a recurring basis	$98,927	$98,927	$—	$—

December 31, 2016
Assets:
Cash equivalents - money market accounts	$25,360	$25,360	$—	$—
Restricted cash - money market accounts	56,141	56,141	—	—
Total assets measured at fair value on a recurring basis	$81,501	$81,501	$—	$—
Liabilities:
Acquisition contingent consideration liability	$1,290,000	$—	$—	$1,290,000
Total liabilities measured at fair value on a recurring basis	$1,290,000	$—	$—	$1,290,000

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

Balance at December 31, 2015	$1,259,531
Mark to estimated fair value recorded as general and administrative expense	30,469
Balance at December 31, 2016	1,290,000
Mark to estimated fair value recorded as general and administrative expense	18,525
Acquisition contingent consideration liability paid	(1,308,525)
Balance at December 31, 2017	$—

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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$410,560	$153,543	$138,715
Provision for doubtful accounts	568,193	509,454	80,571
Acquisition	—	—	3,047
Write-offs, net of recoveries	(447,858)	(252,437)	(68,790)
Ending balance	$530,895	$410,560	$153,543

(g)	Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our customer base is principally comprised of enterprise and mid-market companies within industries including Chemical/Pharmaceutical, High Technology/Electronics, Industrial/Manufacturing, Logistics, Oil & Gas, and Retail/Apparel. We do not require collateral from our customers. As of December 31, 2017, and 2016, no single customer accounted for more than 10% of our accounts receivable. For the year ended December 31, 2017, one customer accounted for 11% of our total revenue. For the years ended December 31, 2016 and 2015, no single customer accounted for more than 10% of our total revenue.

(h)	Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2017 and 2016 primarily consist of annual prepaid license and maintenance fees related to our internal software licenses, and prepaid marketing fees.

(i)	Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment acquired under capital leases is recorded at the present value of the minimum lease payments and subsequently depreciated based on its classification below.
Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Asset Classification	Estimated Useful Life
Computers and equipment	3	–	5 years
Software	3	–	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated useful life or the remaining lease term

(j)	Goodwill
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
Management is required to determine the fair value of our reporting unit and compare it to the carrying amount of the reporting unit on the annual impairment testing date. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we would be required to perform the second step of the annual impairment test, as this is an indication that the reporting unit goodwill may be impaired. We performed our annual impairment test as of December 31, 2017, and the second step was not required as the fair value exceeded the carrying value. Accordingly, our reporting unit was not at risk of failing step one of the goodwill impairment testing process.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
In accordance with ASC 350, Long-Lived Assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2017, 2016, and 2015, management believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

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
We primarily generate revenue from the sale of subscriptions and subscription-related professional services. In instances involving subscriptions, revenue is generated under customer contracts with multiple elements, which are comprised of (1) subscription fees that provide the customers with access to our on-demand application and content, unspecified solution and content upgrades, and customer support, (2) professional services associated with consulting services (primarily implementation services), and (3) transaction-related fees (including publishing services). Our initial customer contracts have contract terms from, typically, 3 years to 5 years in length. Typically, the customer does not take possession of the software nor does the customer have the right to take possession of the software supporting the on-demand application service. However, in certain instances, we have customers that take possession of the software whereby the application is installed on the customer’s premises. Our subscription service arrangements typically may only be terminated for cause and do not contain refund provisions.
We provide our software as a service and follow the provisions of ASC Topic 605, Revenue Recognition (ASC 605) and ASC Topic 985, Software (ASC 985). We commence revenue recognition when all of the following conditions are met:
•There is persuasive evidence of an arrangement;
•The service has been or is being provided to the customer;
•The collection of the fees is probable; and
•The amount of fees to be paid by the customer is fixed or determinable.
The subscription fees typically begin the first month following contract execution, whether or not we have completed the solution’s implementation. In addition, typically, any services performed by us for our customers are not essential to the functionality of our products.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

	Year Ended December 31,
	2017	2016	2015
Customer reimbursements	$521,875	$585,174	$499,553

Deferred Revenue
Deferred revenue represents amounts collected from (or invoiced to) customers in advance of revenue earned. Deferred revenue to be recognized in the succeeding 12 month period is included in current deferred revenue with the remaining amounts included in noncurrent deferred revenue.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

	Year Ended December 31,
	2017	2016	2015
Commission costs deferred	$3,855,517	$6,436,699	$4,102,533
Commission costs amortized	5,188,472	4,744,353	3,556,301

(r)	Stock-Based Compensation
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

(t)	Geographic Information
Revenue by geographic location based on billing address of our customers is as follows:

	Year Ended December 31,
Country	2017	2016	2015
United States	$59,905,306	$57,586,112	$55,372,259
International	19,170,804	15,575,078	11,737,661
Total revenue	$79,076,110	$73,161,190	$67,109,920
No single country other than the United States had revenue greater than 10% of total revenue for the years ended December 31, 2017, 2016, and 2015.
Long-lived assets by geographic area is as follows:

	December 31,
Country	2017	2016
United States	$8,535,281	$8,881,844
International	834,823	1,096,411
Total long-lived assets	$9,370,104	$9,978,255

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(u)	Recent Accounting Pronouncements
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements but believe the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for real estate operating leases.
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
 In the fourth quarter of 2017, we finalized our assessment of the new standard, including completing our contract reviews and our evaluation of the incremental costs of obtaining a contract. Based on our assessment, we will adopt the new revenue guidance effective January 1, 2018, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.
The adoption of the new standard will reduce revenue due to the loss of services revenue from professional services billings delivered as of December 31, 2017 for on-premise installations of our software. Under the previous standard, revenue from these billings were deferred and amortized ratably over the subscription term of the related contract. Under the new standard, billings for professional services related to on-premise software installations will be recognized as revenue as services are performed. As the professional services were delivered previous to December 31, 2017, the amount included in deferred revenue as of that date will not be recognized in 2018 and beyond.
Expenses under the new standard will be reduced as the result of amortizing capitalized customer acquisition costs over an estimate of customer life, whereas, under the previous standard, the initial customer contract term was used for the amortization period.

(3)	Acquisition
In March 2015, we acquired ecVision, a cloud-based provider of global sourcing and collaborative supply chain solutions for brand-focused companies. ecVision offers a cloud-based supply chain collaboration platform that optimizes product lifecycle and supply chain processes and their products help customers effectively manage their relationships with product suppliers, raw material vendors, product testing and social compliance audit firms, and global logistics companies. The acquisition of ecVision expands our suite of global supply chain capabilities, allowing us to offer more services at the starting point of the global supply chain and providing greater market differentiation. The acquisition of ecVision was accounted for under the purchase method of accounting and its operating results are included in the accompanying consolidated financial

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

statements from the date of acquisition. As required per the acquisition agreement, we paid contingent consideration of $3,675,000 to ecVision’s former equityholders in June 2017.
The revenue and net loss of the combined entity as if the acquisition date had been January 1, 2015 are as follows:

Supplemental pro forma information (unaudited):	Year Ended December 31, 2015
Revenue	$69,060,082
Net loss	(29,514,360)

(4)	Consolidated Balance Sheet Components
Components of property and equipment, accrued expenses, deferred revenue and other noncurrent liabilities is as follows:
(a) Property and Equipment

	December 31,
	2017	2016
Computer software and equipment	$14,296,247	$15,053,746
Software development costs	13,980,872	14,938,090
Furniture and fixtures	1,741,918	1,959,854
Leasehold improvements	2,546,686	2,930,390
Total property and equipment	32,565,723	34,882,080
Less: accumulated depreciation and amortization	(23,195,619)	(24,903,825)
Total property and equipment, net	$9,370,104	$9,978,255

Depreciation and amortization expense for the years ended December 31, 2017, 2016, and 2015 were $4,271,381, $5,068,786, and $6,268,537, respectively.
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
Information related to capitalized software costs is as follows:

	Year Ended December 31,
	2017	2016	2015
Software costs capitalized	$1,458,495	$2,286,778	$1,926,302
Software costs amortized (1)	2,143,039	1,970,150	2,789,481
(1) Included in cost of subscription revenue on the accompanying consolidated statements of operations.
		December 31,
		2017	2016
Capitalized software costs not yet subject to amortization		$824,738	$984,568

(b) Accrued Expenses

	December 31,
	2017	2016
Accrued bonus	$1,980,218	$2,717,625
Accrued commission	1,901,132	4,188,006
Deferred rent	380,077	263,404
Accrued professional fees	712,345	917,144
Accrued taxes	805,555	549,740
Accrued contingent consideration and acquisition compensation	—	3,647,475
Other accrued expenses	1,810,155	1,843,910
Total	$7,589,482	$14,127,304

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(c) Deferred revenue

	December 31,
	2017	2016
Current:
Subscription revenue	$35,247,750	$32,833,795
Professional services revenue	2,564,489	1,630,469
Total current	37,812,239	34,464,264

Noncurrent:
Subscription revenue	412,608	386,206
Professional services revenue	1,418,098	1,749,414
Total noncurrent	1,830,706	2,135,620
Total deferred revenue	$39,642,945	$36,599,884

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

(5)	Goodwill and Other Intangibles
Other intangibles are comprised of the following:

	Amortization Period			December 31,
				2017	2016
Acquired technology	3	-	8 years	$6,317,600	$6,317,600
Customer related intangibles	10	-	15 years	3,960,200	3,960,200
Contract backlog			2 years	940,400	940,400
Trademarks and licenses	5	-	7 years	1,193,700	1,193,700
Patents and other			2.3 years	41,741	93,719
				12,453,641	12,505,619
Less: accumulated amortization				(7,453,756)	(6,356,799)
				$4,999,885	$6,148,820

Amortization expense was $1,115,408, $1,521,557, and $1,307,246 for the years ended December 31, 2017, 2016, and 2015, respectively.
The estimated future amortization expense of other intangibles as of December 31, 2017 is as follows:

2018	$1,037,972
2019	1,031,203
2020	929,606
2021	879,600
2022	809,719
2023 and thereafter	271,785
$4,959,885

The rollforward of goodwill is as follows:

Balance at December 31, 2015	$43,913,185
2016 activity	(6,168)
Balance at December 31, 2016	43,907,017
2017 activity	(138,748)
Balance at December 31, 2017	$43,768,269

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(6)	Income Taxes
Loss before income taxes and income tax expense is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Loss before income taxes:
Domestic	$(10,156,858)	$(14,562,851)	$(21,560,050)
Foreign	(2,211,853)	(3,568,153)	(6,250,399)
	$(12,368,711)	$(18,131,004)	$(27,810,449)
Current provision:
Federal	$—	$—	$60,773
State	39,396	735	27,438
Foreign	569,379	594,987	372,394
	$608,775	$595,722	$460,605
Deferred provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	(192,380)
	$—	$—	$(192,380)

A reconciliation of the statutory U.S. federal tax rate to our effective rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. federal tax rate (benefit)	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	0.1	0.1	0.1
Foreign taxes	6.5	4.3	5.6
Stock-based compensation	(1.6)	(3.3)	0.1
Acquisition related expenses	—	—	1.6
Effect of tax reform	108.7	—	—
Change in valuation allowance	(77.0)	37.5	22.9
Non-deductible expenses and other	3.2	(0.3)	5.7
Effective tax rate	4.9%	3.3%	1.0%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We recorded a valuation allowance in the amount of $25,347,108 and $34,212,128 as of December 31, 2017 and 2016, respectively, as management believes it is more likely than not that we will not realize our net deferred tax assets. The net change in the valuation allowance during the years ended December 31, 2017 and 2016 was $(8,865,020), and $7,101,581, respectively.
We have subsidiaries in India, the United Kingdom, Hong Kong and China. The India entity is treated as a branch for U.S. tax purposes. As such, all income attributable to the Indian branch is currently recognized in the U.S. The India entity also pays taxes locally in India. The foreign current taxes consist of taxes paid locally in the United Kingdom and India. The state current taxes consist of taxes paid for statutory minimum taxes as well as state taxes for a subsidiary.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2017	2016
Current deferred tax asset:
Accrued bonuses	$393,274	$888,022
Accounts receivable reserve	72,147	154,230
Other	145,826	350,887

Non-Current deferred tax asset:
Deferred revenue	1,048,179	1,410,565
NOLs	24,720,025	33,611,543
Other	3,411,274	4,238,400
Deferred tax assets	$29,790,725	$40,653,647

Current deferred tax liability:
Deferred commissions	$(2,171,927)	$(3,119,841)

Non-current deferred tax liability:
Intangibles	(635,723)	(814,819)
Fixed assets	(1,619,083)	(2,481,104)
Other	$(16,884)	$(25,755)
Deferred tax liabilities	$(4,443,617)	$(6,441,519)
Less: valuation allowance	$(25,347,108)	$(34,212,128)
Total	$—	$—

We have a federal net operating loss (NOL) carryforward of $90,901,000 and $82,141,000 as of December 31, 2017 and 2016, respectively. The federal NOL carryforward will begin to expire in 2019. These NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.
Under IRC section 382 of the Internal Revenue Code substantial changes in ownership may limit the amount of net operating loss carryforwards that may be utilized annually in the future to offset taxable income. We have completed an Internal Revenue Code section 382 study through June 30, 3016, which concluded that we have experienced several ownership changes, causing limitations on the annual use of the net operating loss carryforwards. Provided there is sufficient taxable income, $2,131,290 of the net operating loss carry forwards are expected to expire without utilization. Additionally, our ability to use our net operating loss carryforwards to reduce future taxable income may be further limited as a result of any future equity transactions, including, but not limited to, an issuance of shares of stock or sales of common stock by our existing stockholders.
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
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years 2013 and forward remain open for examination for federal tax purposes and tax years 2012 and forward remain open for examination for our more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards at December 31, 2017 will remain subject to examination until the respective tax year is closed. In July 2014, we were notified by the Internal Revenue Service that we had been selected at random for a compliance research examination related to the year ended December 31, 2012. In May 2016, they concluded their examination and the result of such examination was the adjustment of federal net operating loss carryforwards aggregating approximately $1,200,000.
On December 22, 2017, H.R. 1 (also, known as the Tax Cuts and Jobs Act (the “Act”)) was signed into law. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. federal corporate tax rate from 35% to 21%. As a result, we believe that the most significant impact on our consolidated financial statements will be reduction of approximately

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

$13,400,000 for the deferred tax assets related to net operating losses and other deferred tax assets. Such reduction was offset by an equal reduction to our valuation allowance. Additionally, we have investments in various foreign subsidiaries. At December 31, 2017 and November 2, 2017, the cumulative earnings and profits of these entities combined were negative. Accordingly, we are not liable for the transition tax enacted under the Act.
We have completed the accounting for the tax impact of the Act as of December 31, 2017 and have recorded no provisional amounts.

(7)	Leases
We have several noncancelable operating leases that expire through 2024. These leases generally contain renewal options for periods ranging from three to five years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2017, 2016, and 2015 was approximately $3,687,000, $3,697,000, and $3,564,000 respectively, and is allocated to various line items in the consolidated statements of operations.
The carrying value of assets recorded under capital leases was $2,691,383 and $2,159,850 as of December 31, 2017 and 2016, respectively, which includes accumulated amortization of $6,864,443 and $5,524,216, respectively. Amortization of assets held under capital leases is allocated to various line items in the consolidated statements of operations.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2017 are as follows:

	Capital Leases	Operating Leases
2018	$1,565,706	$4,557,966
2019	1,079,503	4,138,827
2020	367,274	2,796,258
2021	101,559	1,801,713
2022	55,132	1,188,188
2023 and thereafter	—	618,474
Total minimum lease payments	3,169,174	$15,101,426
Less amount representing interest	(355,617)
Present value of net minimum capital lease payments	2,813,557
Less current installments of obligations under capital leases	(1,352,456)
Obligations under capital leases excluding current installments	$1,461,101

(8)	Debt
In connection with the ecVision acquisition (Note 3), in March 2015 we entered into a credit agreement providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver), that was amended in November 2015 to allow for a borrowing limit of $10,000,000, and includes a $2,000,000 sublimit for the issuance of letters of credit. The maturity date of the credit agreement was March 4, 2018. The credit agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of December 31, 2017, we were in compliance with all the reporting and financial covenants.
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
On March 6, 2018, we entered into Amendment No. 3 (Third Amendment) to the March 4, 2015 Credit Agreement. The Third Amendment amends the definition of “Quick Liabilities” for purposes of calculating performance against the Credit Agreement covenant provisions.
The outstanding balance for the Term Loan as of December 31, 2017 was $13,553,783, net of unaccreted discount and deferred financing costs of $71,217 and the outstanding balance under the Revolver was $6,000,000. For the period ended December 31, 2017, the weighted average interest rate used was 4.48% for the Term Loan and 5.52% for the Revolver.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reflects the schedule of principal payments for the Term Loan as of December 31, 2017:

Principal Payments
2018	$750,000
2019	12,875,000
$13,625,000

(9)	Stockholders' Equity
Common Stock
In accordance with our Certificate of Incorporation, as amended and restated, we are authorized to issue 100,000,000 shares of $0.001 par value common stock. Each outstanding share of common stock entitles the holder to one vote. The holders of common stock are entitled to receive dividends, subject to preferential rights by holders of our preferred stock and if declared by our board of directors. As of December 31, 2017, no dividends have been declared.
Preferred Stock
In accordance with our Certificate of Incorporation, as amended and restated, we are authorized to issue 10,000,000 shares of $0.001 par value preferred stock, which may be issued in one or more series. At December 31, 2017, there are no shares of preferred stock issued.

(10)	Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees (including officers), non-employee directors and consultants, and those of our affiliates. Awards granted under our 2012 Omnibus Incentive Compensation Plan (the 2012 Plan) include common stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), and restricted stock awards. The 2002 Stock Option Plan (the 2002 Plan) expired in 2012 and we are no longer making grants under it. Information related to the 2012 Plan and the 2002 Plan as of December 31, 2017 is as follows:

	2012 Plan	2002 Plan
Shares of common stock authorized for issuance	9,646,696	4,939,270
Stock options outstanding	4,344,019	288,635
RSUs outstanding	812,262	—
PSUs outstanding	466,499	—
Shares available for future grant	3,141,931	—

Inclusive in the above "shares of common stock authorized for issuance" are the additional 4,500,000 shares approved by our stockholders in May 2017.
Stock Options
The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.92%	1.29%	1.71%
Expected volatility	32.66%	33.62%	38.90%
Expected dividend yield	—	—	—
Expected life in years	6.25	6.25	6.25
Weighted average fair value of options granted	$2.82	$1.32	$3.28

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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information relative to the 2002 Plan and the 2012 Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2014	4,449,973	$9.00
Granted	1,028,850	8.05
Exercised	(462,703)	2.81
Canceled	(490,113)	9.84
Expired	(123,064)	7.56
Balance at December 31, 2015	4,402,943	9.38
Granted	248,728	3.74
Exercised	(646,639)	2.92
Canceled	(85,287)	9.04
Expired	(62,914)	5.77
Balance at December 31, 2016	3,856,831	9.99
Granted	1,050,654	7.86
Exercised	(107,526)	2.92
Canceled	(59,341)	9.94
Expired	(107,964)	11.11
Balance at December 31, 2017	4,632,654	9.79

	December 31,
	2017	2016
Total intrinsic value of options exercised	$415,374	$3,933,518
Weighted average exercise price of fully vested options	$10.43	$9.99
Weighted average remaining term of fully vested options	6.4 years	7.4 years
Total unrecognized compensation cost related to non-vested stock options	$5,116,640	$6,868,787
Weighted average period to recognize compensation cost related to non-vested stock options	2.1 years	1.7 years

Information with respect to the options outstanding and exercisable under the 2002 Plan and the 2012 Plan at December 31, 2017 is as follows:

				Options Outstanding			Options Exercisable
Exercise Price Per Share				Options Outstanding	Weighted Average Remaining Contractual Life	Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value
$2.31	-	$3.74	.	503,708	5.6 years	$2,226,096	374,730	4.8 years	$1,761,776
4.13	-	7.20	.	773,039	8.3 years	467,901	214,808	5.7 years	331,418
8.07	-	12.62	.	1,321,149	8.0 years	—	583,356	7.0 years	—
13.00	-	15.90	.	2,034,758	6.6 years	—	1,653,222	6.6 years	—
				4,632,654		$2,693,997	2,826,116		$2,093,194

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock and Performance Stock Units
The following table is a summary of our RSU and PSU activity for the years ended December 31, 2017:

	Number of RSU's Outstanding	Number of PSU's Outstanding	Total	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	109,309	—	109,309	$15.27
Granted	113,306	350,546	463,852	8.13
Vested	(140,638)	—	(140,638)	13.89
Canceled	—	(40,001)	(40,001)	8.08
Balance at December 31, 2015	81,977	310,545	392,522	8.07
Granted	666,018	—	666,018	3.91
Vested	(83,377)	—	(83,377)	8.11
Canceled	(64,652)	(30,298)	(94,950)	5.44
Balance at December 31, 2016	599,966	280,247	880,213	5.20
Granted	593,580	198,440	792,020	8.29
Vested	(343,146)	—	(343,146)	3.84
Canceled	(38,138)	(12,188)	(50,326)	6.87
Balance at December 31, 2017	812,262	466,499	1,278,761	7.41

				December 31, 2017
Weighted-average grant date fair value of unvested combined RSU/PSU				$7.41
Total unrecognized compensation cost related to non-vested combined RSU/PSU				$6,168,325
Weighted average period to recognize compensation cost related to non-vested combined RSU/PSU				2.8 years

During the year ended December 31, 2017, we awarded 198,440 PSUs that entitle recipients to shares of our common stock if certain multi-year financial metrics are met for the fiscal year ending December 31, 2018. The PSUs entitle the recipients to an amount of shares of common stock that could range from 0% up to 500% of the number of units granted at the date of vesting depending on the level of achievement of the specified conditions.

(11)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2017	2016	2015
Basic and diluted net loss per share:
Numerator:
Net loss	$(12,977,486)	$(18,726,726)	$(28,078,674)
Denominator:
Weighted average shares used in computing net loss	27,415,953	26,718,882	26,152,301

Basic and diluted net loss per share	$(0.47)	$(0.70)	$(1.07)

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Year Ended December 31,
	2017	2016	2015
Stock options outstanding	4,632,654	3,856,831	4,402,943
Restricted stock and performance stock units	1,278,761	880,213	392,522
	5,911,415	4,737,044	4,795,465

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)	Commitments and Contingencies
(a) Employment Agreements
On May 5, 2016, we entered into an employment agreement with our Chief Executive Officer and President, James W. Preuninger, which is identical to his previous employment agreement in all respects, with the following exceptions, (i) a term of employment through December 31, 2018 with successive two-year extensions unless either party provides written notice of non-renewal at least six months before the end of the then-current term of employment, (ii) a base salary adjustment to reflect a prior 2015 increase, (iii) inclusion of non-renewal by us as an event upon which specified compensation (including certain equity vesting) would be owed to Mr. Preuninger, similar to termination by us without cause or termination by Mr. Preuninger with good reason, (iv) new provisions addressing recoupment and claw-back, and (v) modification to the Confidential Information, Assignment of Rights, Non-Solicitation and Non-Competition Agreement between us and Mr. Preuninger (Exhibit B to the employment agreement) to increase the timeframe for non-solicitation and non-competition, upon expiration or termination, from twelve months to twenty-four months.
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
(13) Benefit Plan
We have a retirement savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). We did not make any matching contributions to the 401(k) Plan during the years ended December 31, 2017, 2016, and 2015.
(14) Quarterly Results of Operations (unaudited)
The following is a summary of our quarterly results of operations for the years ended December 31, 2017 and 2016:

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$18,554,556	$19,675,285	$20,213,250	$20,633,019
Gross profit	9,152,782	9,765,196	11,062,248	11,354,317
Net loss	(4,413,196)	(4,517,471)	(2,237,703)	(1,809,116)
Net loss per share—basic and diluted	$(0.16)	$(0.16)	$(0.08)	$(0.07)

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$16,964,672	$18,138,940	$18,850,801	$19,206,777
Gross profit	7,947,096	9,106,224	10,040,282	10,331,187
Net loss	(5,686,183)	(4,740,385)	(3,791,250)	(4,508,908)
Net loss per share—basic and diluted	$(0.22)	$(0.18)	$(0.14)	$(0.17)