Form 10-Q
period 2018-03-31
Amber Road, Inc.
filed 2018-05-10
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2018, the registrant had outstanding 27,331,022 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2018

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, including those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2017, and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. As used in this report, the terms "Amber Road", "we", "us", and "our" mean Amber Road, Inc. and its subsidiaries unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$9,312,412	$9,360,601
Accounts receivable, net	13,058,740	16,957,044
Unbilled receivables	1,453,819	884,104
Deferred commissions	3,841,985	4,400,015
Prepaid expenses and other current assets	2,835,879	1,715,534
Total current assets	30,502,835	33,317,298
Property and equipment, net	9,529,360	9,370,104
Goodwill	43,694,239	43,768,269
Other intangibles, net	4,725,002	4,999,885
Deferred commissions	8,611,504	6,734,326
Deposits and other assets	1,260,796	1,180,163
Total assets	$98,323,736	$99,370,045
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,028,922	$2,650,582
Accrued expenses	6,918,731	7,589,482
Current portion of capital lease obligations	1,416,455	1,352,456
Deferred revenue	35,700,091	37,812,239
Current portion of term loan, net of discount	714,391	714,391
Total current liabilities	46,778,590	50,119,150
Capital lease obligations, less current portion	1,357,126	1,461,101
Deferred revenue, less current portion	313,276	1,830,706
Term loan, net of discount, less current portion	12,660,794	12,839,392
Revolving credit facility	6,000,000	6,000,000
Other noncurrent liabilities	1,993,954	1,619,744
Total liabilities	69,103,740	73,870,093
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 27,331,022 and 27,288,985 shares at March 31, 2018 and December 31, 2017, respectively	27,331	27,289
Additional paid-in capital	197,289,661	195,203,097
Accumulated other comprehensive loss	(2,029,576)	(1,822,396)
Accumulated deficit	(166,067,420)	(167,908,038)
Total stockholders’ equity	29,219,996	25,499,952
Total liabilities and stockholders’ equity	$98,323,736	$99,370,045

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Subscription	$15,089,112	$13,901,308
Professional services	4,975,280	4,653,248
Total revenue	20,064,392	18,554,556
Cost of revenue (1):
Cost of subscription revenue	5,215,051	5,380,028
Cost of professional services revenue	4,258,962	4,021,746
Total cost of revenue	9,474,013	9,401,774
Gross profit	10,590,379	9,152,782
Operating expenses (1):
Sales and marketing	5,807,315	5,803,386
Research and development	3,448,565	3,535,415
General and administrative	4,076,004	3,806,707
Total operating expenses	13,331,884	13,145,508
Loss from operations	(2,741,505)	(3,992,726)
Interest income	993	805
Interest expense	(299,599)	(235,168)
Loss before income taxes	(3,040,111)	(4,227,089)
Income tax expense	127,081	186,107
Net loss	$(3,167,192)	$(4,413,196)

Net loss per share (Note 10):
Basic and diluted	$(0.11)	$(0.16)
Weighted-average shares outstanding (Note 10):
Basic and diluted	27,596,070	27,238,887

(1) Includes stock-based compensation as follows:
	Three Months Ended March 31,
	2018	2017
Cost of subscription revenue	$208,437	$203,272
Cost of professional services revenue	157,616	119,764
Sales and marketing	345,033	210,718
Research and development	428,066	283,638
General and administrative	866,436	408,243
	$2,005,588	$1,225,635

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(3,167,192)	$(4,413,196)
Other comprehensive loss:
Foreign currency translation	(207,180)	(229,232)
Total other comprehensive loss	(207,180)	(229,232)
Comprehensive loss	$(3,374,372)	$(4,642,428)

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,167,192)	$(4,413,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,284,346	1,553,214
Bad debt expense	2,199	195,889
Stock-based compensation	2,005,588	1,225,635
Changes in fair value of contingent consideration liability	—	18,525
Accretion of debt discount	8,902	11,177
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	3,357,243	3,187,957
Prepaid expenses and other assets	(869,287)	169,675
Accounts payable	(600,915)	(978,355)
Accrued expenses	(689,650)	(938,082)
Other liabilities	381,842	(91,416)
Deferred revenue	(285,938)	852,333
Net cash provided by operating activities	1,427,138	793,356
Cash flows from investing activities:
Capital expenditures	(15,607)	(11,014)
Addition of capitalized software development costs	(850,373)	(473,797)
Cash received (paid) for deposits	421	(18,008)
Net cash used in investing activities	(865,559)	(502,819)
Cash flows from financing activities:
Proceeds from revolving line of credit	7,000,000	6,000,000
Payments on revolving line of credit	(7,000,000)	(6,000,000)
Payments on term loan	(187,500)	(187,500)
Debt financing costs	—	(35,701)
Repayments on capital lease obligations	(357,990)	(367,365)
Proceeds from the exercise of stock options	81,018	24,355
Net cash used in financing activities	(464,472)	(566,211)
Effect of exchange rate on cash, cash equivalents and restricted cash	(145,296)	(117,620)
Net decrease in cash and cash equivalents	(48,189)	(393,294)
Cash, cash equivalents and restricted cash at beginning of period	9,417,001	15,464,274
Cash, cash equivalents and restricted cash at end of period	$9,368,812	$15,070,980

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheet:
Cash and cash equivalents	$9,312,412	$15,014,839
Restricted cash in deposits and other assets	56,400	56,141
Total cash, cash equivalents and restricted cash	$9,368,812	$15,070,980

Supplemental disclosures of cash flow information:
Cash paid for interest	$290,697	$226,958
Non-cash property and equipment acquired under capital lease	318,014	1,319,106
Non-cash property and equipment purchases in accounts payable	—	17,729

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

(2)	Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries primarily located in India, China and Europe. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2017.
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
(c) Revenue from Contracts with Customers
Adoption of Accounting Standards Codification Topic 606
Effective January 1, 2018, we adopted the requirements of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), and all the related amendments (the new revenue standard) using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit as of the adoption date. The comparative information for 2017 has not been restated and continues to be reported under the accounting standards in effect for that period.
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
We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy a performance obligation
The subscription fees typically begin the first month following contract execution, whether or not we have completed the solution’s implementation. In addition, typically any services performed by us for our customers are not essential to the functionality of our products.
Subscription Revenue for Hosted and On-Premise Customers
Subscription revenue, which primarily consists of fees to provide customers access to our solution, is recognized ratably over contract terms beginning on the commencement date of each contract, which is the date our service is made available to customers. Typically, amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Transaction-related revenue is recognized as the transactions occur.
Professional Services Revenue for Hosted Customers
Professional services revenue primarily consists of fees for deployment of our solution. The majority of professional services contracts are on a time and material basis. When these services are not combined with subscription revenue as a single unit of accounting, as discussed below, this revenue is recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts.
Professional Services Revenue for On-Premise Customers
For customers that take possession of the software, billings for professional services will be recognized as revenue when services are performed, unlike under the previous standard where revenue from these billings was deferred and amortized ratably over the subscription term of the related contract. The adoption of ASC 606 will reduce revenue due to the loss of deferred services revenue from professional services billings delivered prior to December 31, 2017 for on-premise installations of our software. Deferred revenue associated with on-premise professional services at December 31, 2017 will not be amortized in 2018 and beyond.
Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligations that generally include subscription, professional services (primarily implementation) as well as transaction-related fees.
For contracts with enterprise customers (customers with annual revenues that we believe are greater than $1 billion), we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the solution sold, taking into account the modules included, term of the arrangement, and base transaction volume, customer demographics, and geographic locations.
For contracts with mid-market customers (customers with annual revenues that we believe are less than $1 billion), both subscription and professional services are combined and there is only one observable price. For these contracts that bundle the performance obligations into one annual fee, the transaction price is allocated based on the standard professional service rates and implementation hours.
Other Revenue Items
Sales tax collected from customers and remitted to governmental authorities is accounted for on a net basis and, therefore, is not included in revenue and cost of revenue in the condensed consolidated statements of operations. We classify customer reimbursements received for direct costs paid to third parties and related expenses as revenue, in accordance with ASC 606.
Costs to Obtain and Fulfill a Contract
We defer commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and deferred upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Under ASC 606, deferred commissions are amortized over an estimated customer life of 6 years, which differs from the previous standard whereby deferred commissions were

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

amortized over the initial customer contract term. We determined the period of amortization of deferred commissions under ASC 606 by taking into consideration our customer contracts, our technology and other factors.
Our commission costs deferred and amortized in the period are as follows:

	Three Months Ended March 31,
	2018	2017
Commission costs deferred	$670,037	$636,745
Commission costs amortized	999,576	1,237,743

Financial Statement Impact of Adopting ASC 606
We adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to the following balance sheet accounts as follows:

	As Reported	Adjustments			As Adjusted
	December 31, 2017	Subscription Revenue	Professional Services Revenue	Cost to Obtain a Contract	January 1, 2018
Deferred commissions, current	$4,400,015	$—	$—	$(562,607)	$3,837,408
Deferred commissions, non-current	6,734,326	—	—	2,211,294	8,945,620
Deferred revenue, current	37,812,239	229,093	(2,170,118)	—	35,871,214
Deferred revenue, non-current	1,830,706	—	(1,418,098)	—	412,608
Accumulated deficit	(167,908,038)	(229,093)	3,588,216	1,648,687	(162,900,228)

Impact of New Revenue Standard on Financial Statement Line Items
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet as of March 31, 2018 and our condensed consolidated statement of operations for the three months ended March 31, 2018 is as follows:

	March 31, 2018
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Deferred commissions, current	$3,841,985	$4,342,834	$(500,849)
Deferred commissions, non-current	8,611,504	6,217,631	2,393,873
Deferred revenue, current	35,700,091	37,695,092	1,995,001
Deferred revenue, non-current	313,276	1,564,031	1,250,755
Accumulated deficit	(166,067,420)	(171,206,200)	5,138,780

	Three Months Ended March 31, 2018
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Statement of Operations
Subscription revenue	$15,089,112	$15,049,289	$39,823
Professional services revenue	4,975,280	5,128,469	(153,189)
Sales and marketing	5,807,315	6,051,651	244,336
Net loss	(3,167,192)	(3,298,162)	130,970

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Deferred Revenue and Performance Obligations
Deferred revenue from subscriptions represents amounts collected from (or invoiced to) customers in advance of earning subscription revenue. Typically, we bill our annual subscription fees in advance of providing the service. Deferred revenue from professional services represents revenue for time and material contracts where revenue is recognized when milestones are achieved and accepted by the customer for fixed price contracts.

	March 31, 2018	December 31, 2017
Current:
Subscription revenue	$35,552,642	$35,247,750
Professional services revenue	147,449	2,564,489
Total current	35,700,091	37,812,239
Noncurrent:
Subscription revenue	313,276	412,608
Professional services revenue	—	1,418,098
Total noncurrent	313,276	1,830,706
Total deferred revenue	$36,013,367	$39,642,945
The amount of subscription revenue and professional services revenue recognized that was included in the beginning balance of deferred revenue is as follows:

	Three Months Ended March 31,
	2018	2017
Subscription revenue	$13,164,922	$12,131,054
Professional services revenue	349,222	604,968

As of March 31, 2018, $126,641,538 of revenue is expected to be recognized from remaining performance obligations for subscription contracts and is expected to be recognized over the next 6.75 years. Remaining performance obligations for professional services contracts are recognized within one year or less.
(d) Cost of Revenue
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
(e) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at March 31, 2018 and December 31, 2017 consists of the following:

	March 31, 2018	December 31, 2017
Cash	$9,269,808	$9,318,074
Money market accounts	42,604	42,527
	$9,312,412	$9,360,601

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using
March 31, 2018	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market accounts	$42,604	$42,604	$—	$—
Restricted cash - money market accounts	56,400	56,400	—	—
Total assets measured at fair value on a recurring basis	$99,004	$99,004	$—	$—

December 31, 2017
Assets:
Cash equivalents - money market accounts	$42,527	$42,527	$—	$—
Restricted cash - money market accounts	56,400	56,400	—	—
Total assets measured at fair value on a recurring basis	$98,927	$98,927	$—	$—

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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(h) Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our customer base is principally comprised of enterprise and mid-market companies within industries including Chemical/Pharmaceutical, High Technology/Electronics, Industrial/Manufacturing, Logistics, Oil & Gas, and Retail/Apparel. We do not require collateral from our customers. For the three months ended March 31, 2018, one customer accounted for 12.0% of our total revenue. For the three months ended March 31, 2017, no single customer accounted for more than 10% of our total revenue. As of March 31, 2018 and December 31, 2017, no single customer accounted for more than 10% of our total accounts receivable.
(i) Stock-Based Compensation
We recognize stock-based compensation as an expense in the condensed consolidated financial statements and measure that cost based on the estimated grant-date fair value using the Black-Scholes option pricing model.
(j) Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related professional services to customers primarily in two geographical markets. Revenue by geographic location based on the billing address of our customers is as follows:

	Three Months Ended March 31,
Country	2018	2017
United States	$15,237,501	$14,066,153
International	4,826,891	4,488,403
Total revenue	$20,064,392	$18,554,556

For the three months ended March 31, 2018 and 2017, no single country other than the United States had revenue greater than 10% of our total revenue.
Long-lived assets by geographic location is as follows:

Country	March 31, 2018	December 31, 2017
United States	$8,721,800	$8,535,281
International	807,560	834,823
Total long-lived assets	$9,529,360	$9,370,104

(l) Recent Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material effect on our condensed consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends ASC 230, Statement of Cash Flows. This ASU requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. We adopted this standard on January 1, 2018 using the retrospective transition approach. The adoption of this standard did not have a material effect on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The adoption of this standard on January 1, 2018 did not have a material effect on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The effective date of

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements but believe the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for real estate operating leases.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. We adopted this standard on January 1, 2018 using the modified retrospective method. See 2(c) above for an explanation of the effect the adoption of this standard had on our condensed consolidated financial statements.

(3)	Property and Equipment

	March 31, 2018	December 31, 2017
Computer software and equipment	$14,729,665	$14,296,247
Software development costs	14,830,992	13,980,872
Furniture and fixtures	1,741,856	1,741,918
Leasehold improvements	2,546,721	2,546,686
Total property and equipment	33,849,234	32,565,723
Less: accumulated depreciation and amortization	(24,319,874)	(23,195,619)
Total property and equipment, net	$9,529,360	$9,370,104

	Three Months Ended March 31,
	2018	2017
Depreciation and amortization expense	$1,024,853	$1,222,112

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
Information related to capitalized software costs is as follows:

	Three Months Ended March 31,
	2018	2017
Software costs capitalized	$850,373	$473,698
Software costs amortized (1)	454,232	536,839
(1) Included in cost of subscription revenue on the accompanying condensed consolidated statements of operations.
	March 31, 2018	December 31, 2017
Capitalized software costs not yet subject to amortization	$1,319,343	$824,738

(4) Accrued Expenses

	March 31, 2018	December 31, 2017
Accrued bonus	$2,696,845	$1,980,218
Accrued commissions	1,061,397	1,901,132
Deferred rent	390,839	380,077
Accrued professional fees	817,252	712,345
Accrued taxes	761,514	805,555
Other accrued expenses	1,190,884	1,810,155
Total	$6,918,731	$7,589,482

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)	Leases
We have several noncancelable operating leases that expire through 2024. These leases generally contain renewal options for periods ranging from 3 years to 5 years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases is allocated to various line items in the condensed consolidated statements of operations.

	Three Months Ended March 31,
	2018	2017
Rental expense from operating leases	$891,000	$920,000

Information related to the carrying value of assets recorded under capital leases and related accumulated amortization is as follows:

	March 31, 2018	December 31, 2017
Carry value of capital leases	$2,653,306	$3,691,383
Accumulated amortization included in carry value	6,128,072	6,864,443

Amortization of assets held under capital leases is allocated to various line items in the condensed consolidated statements of operations.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of March 31, 2018 are as follows:

	Capital Leases	Operating Leases
Remainder of 2018	$1,208,224	$3,561,745
2019	1,174,317	4,363,680
2020	462,102	2,987,153
2021	196,386	1,825,191
2022	63,034	1,190,145
2023 and thereafter	—	618,474
Total minimum lease payments	3,104,063	$14,546,388
Less amount representing interest	(330,482)
Present value of net minimum capital lease payments	2,773,581
Less current installments of obligations under capital leases	(1,416,455)
Obligations under capital leases excluding current installments	$1,357,126

(6)	Debt
In March 2015, we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver) that was amended in November 2015 to allow for a borrowing limit of $10,000,000, and includes a $2,000,000 sublimit for the issuance of letters of credit. The original maturity date of the Credit Agreement was March 4, 2018. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of March 31, 2018, we were in compliance with all the reporting and financial covenants.
On February 15, 2017, we entered into Amendment No. 2 (the Second Amendment) to the Credit Agreement. The Second Amendment revised language in the Credit Agreement to include changes to the applicable margins with respect to Eurodollar and Base Rate loans, increased the available borrowing under the Revolver from $10,000,000 to $15,000,000, and extended the maturity date for both the Term Loan and the Revolver to December 31, 2019.
On March 6, 2018, we entered into Amendment No. 3 (Third Amendment) to the Credit Agreement. The Third Amendment amends the definition of “Quick Liabilities” for purposes of calculating performance against the Credit Agreement covenant provisions.
The outstanding balance for the Term Loan as of March 31, 2018 was $13,375,185, net of unaccreted discount and deferred financing costs of $62,315, and the outstanding balance under the Revolver was $6,000,000. For the three months ended March 31, 2018, the weighted average interest rate used was 4.95% for the Term Loan and 5.78% for the Revolver.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table reflects the schedule of principal payments for the Term Loan as of March 31, 2018:

Principal Payments
Remainder of 2018	$562,500
2019	12,875,000
$13,437,500

(7)	Stockholders' Equity
Common Stock
The following table presents our activity for common stock during the three months ended March 31, 2018:

	Shares	Par Value
Balance at December 31, 2017	27,288,985	$27,289
Exercise of stock options	15,836	16
Issuance of common stock for vested restricted stock units	26,201	26
Balance at March 31, 2018	27,331,022	$27,331

(8)	Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees (including officers), non-employee directors and consultants, and those of our affiliates. Awards granted under our 2012 Omnibus Incentive Compensation Plan (the 2012 Plan) include common stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), and restricted stock awards. The 2002 Stock Option Plan (the 2002 Plan) expired in 2012 and we are no longer making grants under it. Information related to the 2012 Plan and the 2002 Plan as of March 31, 2018 is as follows:

	2012 Plan	2002 Plan
Shares of common stock authorized for issuance	9,646,696	4,939,270
Stock options outstanding	4,494,276	288,635
RSUs outstanding	1,228,094	—
PSUs outstanding	223,440	—
Shares available for future grant	2,776,864	—

Stock Options
The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.71%	*
Expected volatility	31.22%	*
Expected dividend yield	—	*
Expected life in years	6.25	*
Weighted average fair value of options granted	$3.63	*
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Information for the 2002 Plan and 2012 Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2017	4,632,654	$9.79
Granted	190,015	9.89
Exercised	(15,836)	5.12
Canceled	(23,922)	7.63
Expired	—	—
Balance at March 31, 2018	4,782,911	9.82

	March 31,
	2018	2017
Total intrinsic value of options exercised	$70,170	$37,118
Weighted average exercise price of fully vested options	$10.52	$9.98
Weighted average remaining term of fully vested options	6.1 years	7.2 years
Total unrecognized compensation cost related to non-vested stock options	$4,599,373	$5,824,903
Weighted average period to recognize compensation cost related to non-vested stock options	2.4 years	1.5 years

Options outstanding and exercisable under the 2002 Plan and the 2012 Plan at March 31, 2018 were as follows:

				Options Outstanding			Options Exercisable
Exercise Price Per Share				Options Outstanding	Weighted Average Remaining Contractual Life	Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value
$2.31	-	$3.74	.	487,480	5.3 years	$2,928,145	377,909	4.5 years	$2,362,758
4.13	-	7.20	.	761,872	8.1 years	1,654,858	217,183	5.5 years	677,847
8.07	-	12.62	.	1,503,127	8.0 years	816,379	626,181	6.7 years	479,291
13.00	-	15.90	.	2,030,432	6.3 years	—	1,780,399	6.2 years	—
				4,782,911		$5,399,382	3,001,672		$3,519,896

Restricted Stock and Performance Stock Units
The following table is a summary of our RSU and PSU activity for the three months ended March 31, 2018:

	Number of RSU's Outstanding	Number of PSU's Outstanding	Total	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	812,262	466,499	1,278,761	$7.41
Granted	442,033	25,000	467,033	9.62
Vested	(26,201)	—	(26,201)	3.99
Canceled	—	(268,059)	(268,059)	7.95
Balance at March 31, 2018	1,228,094	223,440	1,451,534	8.09

				March 31, 2018
Weighted-average grant date fair value of unvested combined RSU/PSU				$8.09
Total unrecognized compensation cost related to non-vested combined RSU/PSU				$9,788,763
Weighted average period to recognize compensation cost related to non-vested combined RSU/PSU				3.2 years

(9)	Income Taxes
Our income tax provision for the three months ended March 31, 2018 and 2017 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three months ended March 31, 2018 is primarily related to current foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at March 31, 2018 and December 31, 2017.
We have a federal net operating loss (NOL) carryforward of $90,901,000 and $82,141,000 as of December 31, 2017 and 2016, respectively. We expect to be in a taxable loss position for 2018. The federal NOL carryforward will begin to expire in 2019. If not used, these NOLs may be subject to limitation under Internal Revenue Code (IRC) Section 382 should there be a greater than 50% ownership change as determined under the regulations.
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
For state income tax purposes, we have state NOL carryforwards in a number of jurisdictions in varying amounts and with varying expiration dates from 2018 through 2038.
Tax benefits of uncertain tax positions are recognized only if it is more likely than not that we will be able to sustain a position taken on an income tax return. We have no liability for uncertain positions. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense.
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years 2014 and forward remain open for examination for federal tax purposes and tax years 2013 and forward remain open for examination for our more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, NOL carryforwards at December 31, 2016 will remain subject to examination until the respective tax year is closed.
On December 22, 2017, H.R. 1 (also, known as the Tax Cuts and Jobs Act (the Act)) was signed into law. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. federal corporate tax rate from 35% to 21%. As a result, we believe that the most significant impact on our consolidated financial statements will be a reduction in deferred tax assets related to NOLs and other deferred tax assets. Such reduction was offset by an equal reduction to our valuation allowance. Additionally, we have investments in various foreign subsidiaries. At December 31, 2017 and November 2, 2017, the cumulative earnings and profits of these entities combined were negative. Accordingly, we are not liable for the transition tax enacted under the Act. We have completed the accounting for the tax impact of the Act as of December 31, 2017 and have recorded no provisional amounts.

(10)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(3,167,192)	$(4,413,196)
Denominator:
Weighted average shares outstanding	27,596,070	27,238,887
Basic and diluted net loss per share	$(0.11)	$(0.16)

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended March 31,
	2018	2017
Stock options outstanding	4,782,911	3,818,934
Restricted stock and performance stock units	1,451,534	641,724
	6,234,445	4,460,658

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11)	Commitments and Contingencies
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and cash flows should be read in conjunction with (i) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (ii) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and in Item 1A in our Annual Report on Form 10-K.
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
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the quarters ended March 31, 2018 and 2017 was 103% and 102%, respectively.
Adjusted EBITDA. EBITDA consists of net income (loss) plus depreciation and amortization, interest expense (income) and income tax expense (benefit). Adjusted EBITDA consists of EBITDA plus our non-cash stock-based compensation expense and the change in fair value of contingent consideration liability. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.

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
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
Net loss	$(3,167,192)	$(4,413,196)
Depreciation and amortization	1,284,346	1,553,214
Interest expense	299,599	235,168
Interest income	(993)	(805)
Income tax expense	127,081	186,107
EBITDA	(1,457,159)	(2,439,512)
Stock-based compensation	2,005,588	1,225,635
Change in fair value of contingent consideration liability	—	18,525
Adjusted EBITDA	$548,429	$(1,195,352)
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

Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel and related costs of our hosting, support, and content teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, software license fees, hosting costs, Internet connectivity, depreciation expenses directly related to delivering our solution, as well as amortization of capitalized software development costs. We generally expense our cost of subscription revenue as we incur the costs. Full year cost of subscription revenue for 2018 is expected to be consistent with 2017 expenses.
Cost of Professional Services Revenue. Cost of professional services revenue consists primarily of personnel and related costs of our professional services team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, the costs of contracted third-party vendors, reimbursable expenses and depreciation, amortization and other allocated costs. As our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expense our cost of professional services revenue as we incur the costs. Full year cost of professional services revenue for 2018 is expected to increase slightly compared to 2017 expenses.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes and stock-based compensation. It also includes the costs of promotional events, corporate communications, online marketing, solution marketing and other brand-building activities, in addition to depreciation, amortization and other allocated costs. When the initial customer contract is signed and upon any renewal, we capitalize and amortize commission costs as an expense ratably over the term of the related customer contract in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, we recognize the unamortized portion of any deferred commission cost as an expense immediately upon such termination. We believe that sales and marketing expenses for the full year 2018 as a percentage of revenue will be consistent with or slightly lower than 2017 expenses.
Research and Development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and costs of certain third-party contractors, as well as depreciation, amortization and other allocated costs. We capitalize development costs related to the development of our solution modules and amortize them over their useful life. We have devoted our solution modules development efforts primarily to enhancing the functionality and expanding the capabilities of our solution. We believe that our research and development expenses for the full year 2018 as a percentage of revenue will be consistent with or slightly lower than 2017 expenses as the number of personnel remains steady and revenues increase.
General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and depreciation, amortization and other allocated costs. We believe that our general and administrative expenses for the full year 2018 as a percentage of revenue will be slightly lower than 2017 expenses.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest income on our cash balances, and interest expense on outstanding debt and capital lease obligations.
Income Tax Expense
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the year ended March 31, 2018 is exclusively related to actual foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, primarily in India, Germany and the United Kingdom. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We completed an Internal Revenue Code Section 382 study through June 2016, which concluded that we have experienced several ownership changes, causing limitations on the annual use of the net operating loss carryforwards. In the event we have future changes in ownership, the availability of net operating losses could be further limited.
Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the estimates and judgments used for revenue recognition, stock-based compensation, goodwill, and capitalized software costs have the greatest potential impact on our condensed consolidated financial statements, and consider these to be our critical accounting policies and estimates.
During the three months ended March 31, 2018, other than the adoption of Accounting Standards Codification 606 (ASC 606) (see Note 2(c)) in our notes to the condensed consolidated financial statements, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 2, "Summary of Significant Accounting Policies" in the accompanying Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2018	2017
Revenue:
Subscription	$15,089,112	$13,901,308
Professional services	4,975,280	4,653,248
Total revenue	20,064,392	18,554,556
Cost of revenue:
Cost of subscription revenue	5,215,051	5,380,028
Cost of professional services revenue	4,258,962	4,021,746
Total cost of revenue	9,474,013	9,401,774
Gross profit	10,590,379	9,152,782
Operating expenses:
Sales and marketing	5,807,315	5,803,386
Research and development	3,448,565	3,535,415
General and administrative	4,076,004	3,806,707
Total operating expenses	13,331,884	13,145,508
Loss from operations	(2,741,505)	(3,992,726)
Interest income	993	805
Interest expense	(299,599)	(235,168)
Loss before income taxes	(3,040,111)	(4,227,089)
Income tax expense	127,081	186,107
Net loss	$(3,167,192)	$(4,413,196)

	Three Months Ended March 31,
	2018	2017
Revenue:
Subscription	75%	75%
Professional services	25	25
Total revenue	100	100
Cost of revenue:
Cost of subscription revenue (1)	35	39
Cost of professional services revenue (1)	86	86
Total cost of revenue	47	51
Gross profit	53	49
Operating expenses:
Sales and marketing	29	31
Research and development	17	19
General and administrative	20	21
Total operating expenses	66	71
Loss from operations	(13)	(22)
Interest income	0	0
Interest expense	(1)	(1)
Loss before income taxes	(14)	(23)
Income tax expense	1	1
Net loss	(15)%	(24)%
(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
On January 1, 2018, we adopted Accounting Standards Codification Topic 606 (ASC 606) using the modified retrospective method. The comparative information for 2017 has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 will reduce 2018 professional services revenue compared to 2017 due to the loss of the amortization of deferred services revenue from professional services billings delivered prior to December 31, 2017 for on-premise installations of our software. Also, under ASC 606, deferred commissions are amortized over an estimated customer life of six years, which differs from the previous standard whereby deferred commissions were amortized over the initial customer contract term. See Note 2(c) in our notes to the condensed consolidated financial statements for an explanation of the effect the adoption of this standard had on our condensed consolidated financial statements.

Revenue:	Three Months Ended March 31,		Change
	2018	2017	$	%
Subscription	$15,089,112	$13,901,308	$1,187,804	8.5%
Professional services	4,975,280	4,653,248	322,032	6.9%
Total revenue	$20,064,392	$18,554,556	$1,509,836	8.1%
Subscription Revenue. The increase was primarily related to an increase in both enterprise and mid-market customers for the three months ended March 31, 2018 compared to 2017. We have increased our customer count through our sales and marketing efforts.
Professional Services Revenue. The increase in professional services revenue was due to projects for new customers and existing customer upgrades, which resulted in higher demand for our professional services during the three months ended March 31, 2018 compared to 2017.
Total Revenue. Revenue from international customers accounted for 24% of total revenue for both the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018, one customer accounted for 12% of our total revenue and for the three months ended March 31, 2017, no customer accounted for more than 10% of total revenue.

Cost of Revenue:	Three Months Ended March 31,		Change
	2018	2017	$	%
Cost of subscription revenue	$5,215,051	$5,380,028	$(164,977)	(3.1)%
Cost of professional services revenue	4,258,962	4,021,746	237,216	5.9%
Total cost of revenue	$9,474,013	$9,401,774	$72,239	0.8%
Cost of Subscription Revenue. The decrease was primarily the result of lower depreciation, amortization and other allocated costs of $0.2 million and a decrease of $0.1 million for outside services. This was offset by higher employee-related compensation costs of $0.1 million related to higher average headcount.
Cost of Professional Services Revenue. The increase was primarily the result of higher employee-related compensation costs of $0.2 million due to higher average headcount and an increase of $0.1 million for travel costs.

Operating Expenses:	Three Months Ended March 31,		Change
	2018	2017	$	%
Sales and marketing	$5,807,315	$5,803,386	$3,929	0.1%
Research and development	3,448,565	3,535,415	(86,850)	(2.5)%
General and administrative	4,076,004	3,806,707	269,297	7.1%
Total operating expenses	$13,331,884	$13,145,508	$186,376	1.4%
Sales and Marketing Expenses. The slight increase was primarily due to an increase of $0.3 million in employee-related compensation costs and an increase of $0.1 million for European marketing events. This was offset by a decrease in commission costs of $0.2 million due to the change in how deferred commission costs are amortized under ASC 606 and a decrease in recruiting costs of $0.1 million.
Research and Development Expenses. The decrease was primarily due to additional software development costs capitalized of $0.3 million compared to 2017 that was offset by an increase in stock compensation costs of $0.1 million.
General and Administrative Expenses. The increase was primarily due to an increase in stock compensation costs of $0.5 million and an increase in professional fees of $0.3 million offset by a decrease in bad debt expense of $0.2 million and other taxes of $0.2 million.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2018	2017
Cash provided by (used in):
Operating activities	$1,427,138	$793,356
Investing activities	(865,559)	(502,819)
Financing activities	(464,472)	(566,211)

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$9,312,412	$9,360,601
Accounts receivable, net	13,058,740	16,957,044
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
Net Cash Flows from Operating Activities
For the three months ended March 31, 2018, net cash provided by operating activities was $1.4 million, which reflects our net loss of $3.2 million, adjusted for non-cash charges of $3.3 million consisting primarily of $2.0 million for stock-based compensation and $1.3 million for depreciation and amortization. Additionally, we had a $1.3 million increase in our working capital accounts consisting primarily of an increase of $3.4 million in accounts receivable and unbilled receivables offset by a $0.9 million decrease in prepaid and other expenses, a $0.6 million decrease in accounts payable, and a $0.7 million decrease in accrued expenses.
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
Our deferred revenue was $36.0 million at March 31, 2018 and $39.6 million at December 31, 2017. Deferred revenue reflects the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. The adoption of ASC 606, which we adopted on January 1, 2018, required us to change how we account for professional service contracts for on-premise customers, which had a direct impact on deferred revenue. See Note 2 (c) to our condensed consolidated financial statements for the full impact of the adoption of ASC 606.
Net Cash Flows from Investing Activities
For the three months ended March 31, 2018, net cash used in investing activities was $0.9 million and primarily consisted of $0.9 million for capitalization of software development costs.
For the three months ended March 31, 2017, net cash used in investing activities was $0.5 million and primarily consisted of $0.5 million for capitalization of software development costs.
Net Cash Flows from Financing Activities
For the three months ended March 31, 2018, net cash used in financing activities was $0.5 million and consisted of capital lease repayments of $0.4 million and term loan repayments of $0.2 million.

For the three months ended March 31, 2017, net cash used in financing activities was $0.6 million and consisted of capital lease repayments of $0.4 million and term loan repayments of $0.2 million.
Credit Agreement
In March 2015 we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20.0 million, and (ii) a senior secured revolving credit facility (the Revolver) that was amended in November 2015 to allow for a borrowing limit of $10.0 million, and includes a $2.0 million sublimit for the issuance of letters of credit. The original maturity date of the Credit Agreement was March 4, 2018. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of March 31, 2018, we were in compliance with all the reporting and financial covenants.
On February 15, 2017, we entered into Amendment No. 2 (the Second Amendment) to the Credit Agreement. The Second Amendment revised language in the Credit Agreement to include changes to the applicable margins with respect to Eurodollar and Base Rate loans, increased the available borrowing under the Revolver from $10.0 million to $15.0 million, and extended the maturity date for both the Term Loan and the Revolver to December 31, 2019.
On March 6, 2018, we entered into Amendment No. 3 (the Third Amendment) to the Credit Agreement. The Third Amendment amends the definition of “Quick Liabilities” for purposes of calculating performance against the Credit Agreement covenant provisions.
The outstanding balance for the Term Loan as of March 31, 2018 was $13.4 million, net of unaccreted discount and deferred financing costs of $0.1 million, and the outstanding balance under the Revolver was $6.0 million. For the three months ended March 31, 2018, the weighted average interest rate used was 4.95% for the Term Loan and 5.78% for the Revolver.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Historically, we have incurred net losses and negative cash flows from operations and have an accumulated deficit of $166.1 million as of March 31, 2018. Our primary sources of liquidity have been proceeds from our initial public offering, cash and cash equivalents, accounts receivable, cash from operations and borrowings from our credit facility.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk. We bill our customers predominately in U.S. dollars and receive payment predominately in U.S. dollars. However, because most of our international sales are denominated in the currency of the country where the purchaser is located, as we continue to expand our direct sales presence in international regions, the portion of our accounts receivable denominated in foreign currencies may continue to increase. Historically, our greatest accounts receivable foreign currency exposure has been related to revenue denominated in Euros. In addition, we incur significant costs related to our operations in India in Rupees, in China in Renminbi, and in Hong Kong dollars. As a result of these factors, our results of operations and cash flows are and will increasingly be subject to fluctuations due to changes in foreign currency exchange rates.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of March 31, 2018 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective for the purposes stated above.
Changes in Internal Control over Financial Reporting
Except as discussed below, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In connection with the adoption of ASC 606, we have modified documentation of certain internal processes and procedures. We believe that the implementation of ASC 606 does not have a significant effect on our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or liquidity.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

AMBER ROAD, INC.

Date: May 10, 2018	By:	/s/ THOMAS E. CONWAY
Thomas E. Conway
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Amendment No.3 to Credit Agreement, dated as of March 4, 2015, between the Registrant and KeyBank National Association.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

* Filed herewith
** Furnished herewith