Form 10-Q
period 2018-06-30
Amber Road, Inc.
filed 2018-08-09
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 8, 2018, the registrant had outstanding 27,520,695 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2018

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$7,508,655	$9,360,601
Accounts receivable, net	16,102,172	16,957,044
Unbilled receivables	912,268	884,104
Deferred commissions	4,271,834	4,400,015
Prepaid expenses and other current assets	2,284,206	1,715,534
Total current assets	31,079,135	33,317,298
Property and equipment, net	9,700,769	9,370,104
Goodwill	43,700,512	43,768,269
Other intangibles, net	4,466,739	4,999,885
Deferred commissions	8,456,002	6,734,326
Deposits and other assets	1,446,860	1,180,163
Total assets	$98,850,017	$99,370,045
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,947,271	$2,650,582
Accrued expenses	6,735,396	7,589,482
Current portion of capital lease obligations	1,398,234	1,352,456
Deferred revenue	37,323,361	37,812,239
Current portion of term loan, net of discount	714,391	714,391
Total current liabilities	48,118,653	50,119,150
Capital lease obligations, less current portion	1,399,052	1,461,101
Deferred revenue, less current portion	265,324	1,830,706
Term loan, net of discount, less current portion	12,482,196	12,839,392
Revolving credit facility	6,000,000	6,000,000
Other noncurrent liabilities	1,862,405	1,619,744
Total liabilities	70,127,630	73,870,093
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 27,496,442 and 27,288,985 shares at June 30, 2018 and December 31, 2017, respectively	27,497	27,289
Additional paid-in capital	199,819,099	195,203,097
Accumulated other comprehensive loss	(1,852,667)	(1,822,396)
Accumulated deficit	(169,271,542)	(167,908,038)
Total stockholders’ equity	28,722,387	25,499,952
Total liabilities and stockholders’ equity	$98,850,017	$99,370,045

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Subscription	$15,427,422	$14,686,744	$30,516,534	$28,588,052
Professional services	5,628,933	4,988,541	10,604,213	9,641,789
Total revenue	21,056,355	19,675,285	41,120,747	38,229,841
Cost of revenue (1):
Cost of subscription revenue	5,447,788	5,783,131	10,662,839	11,163,159
Cost of professional services revenue	4,286,163	4,126,958	8,545,125	8,148,704
Total cost of revenue	9,733,951	9,910,089	19,207,964	19,311,863
Gross profit	11,322,404	9,765,196	21,912,783	18,917,978
Operating expenses (1):
Sales and marketing	5,885,177	5,688,937	11,692,492	11,492,323
Research and development	3,801,215	3,835,729	7,249,780	7,371,144
General and administrative	4,425,541	3,923,928	8,501,545	7,730,635
Total operating expenses	14,111,933	13,448,594	27,443,817	26,594,102
Loss from operations	(2,789,529)	(3,683,398)	(5,531,034)	(7,676,124)
Interest income	2,639	521	3,632	1,326
Interest expense	(339,571)	(244,183)	(639,170)	(479,351)
Loss before income taxes	(3,126,461)	(3,927,060)	(6,166,572)	(8,154,149)
Income tax expense	77,661	590,411	204,742	776,518
Net loss	$(3,204,122)	$(4,517,471)	$(6,371,314)	$(8,930,667)

Net loss per share (Note 10):
Basic and diluted	$(0.12)	$(0.16)	$(0.23)	$(0.33)
Weighted-average shares outstanding (Note 10):
Basic and diluted	27,683,120	27,418,487	27,639,835	27,329,183

(1) Includes stock-based compensation as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of subscription revenue	$219,951	$174,660	$428,388	$377,932
Cost of professional services revenue	179,201	132,008	336,817	251,772
Sales and marketing	389,046	248,682	734,079	459,400
Research and development	503,257	302,222	931,323	585,860
General and administrative	988,269	371,091	1,854,705	779,334
	$2,279,724	$1,228,663	$4,285,312	$2,454,298

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(3,204,122)	$(4,517,471)	$(6,371,314)	$(8,930,667)
Other comprehensive loss:
Foreign currency translation	176,909	(45,436)	(30,271)	(274,668)
Total other comprehensive income (loss)	176,909	(45,436)	(30,271)	(274,668)
Comprehensive loss	$(3,027,213)	$(4,562,907)	$(6,401,585)	$(9,205,335)

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,371,314)	$(8,930,667)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,547,268	3,008,155
Bad debt expense	167,327	478,519
Stock-based compensation	4,285,312	2,454,298
Changes in fair value of contingent consideration liability	—	18,525
Accretion of debt discount	17,804	20,079
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	664,339	4,802,249
Prepaid expenses and other assets	(665,835)	737,378
Accounts payable	(637,658)	(515,904)
Accrued expenses	(807,023)	(1,867,288)
Settlement of contingent accrued compensation related to former ecVision founder	—	(2,366,469)
Other liabilities	268,276	(184,101)
Deferred revenue	1,305,675	1,256,536
Net cash provided by (used in) operating activities	774,171	(1,088,690)
Cash flows from investing activities:
Capital expenditures	(78,394)	(55,579)
Addition of capitalized software development costs	(1,569,092)	(839,409)
Cash paid for deposits	(164,780)	(169,140)
Net cash used in investing activities	(1,812,266)	(1,064,128)
Cash flows from financing activities:
Proceeds from revolving line of credit	13,650,000	12,250,000
Payments on revolving line of credit	(13,650,000)	(12,000,000)
Payments on term loan	(375,000)	(281,250)
Debt financing costs	—	(35,701)
Repayments on capital lease obligations	(720,109)	(845,967)
Proceeds from the exercise of stock options	330,898	98,348
Contingent consideration related to ecVision acquisition	—	(1,308,531)
Net cash used in financing activities	(764,211)	(2,123,101)
Effect of exchange rate on cash, cash equivalents and restricted cash	(49,640)	(49,083)
Net decrease in cash, cash equivalents and restricted cash	(1,851,946)	(4,325,002)
Cash, cash equivalents and restricted cash at beginning of period	9,417,001	15,464,274
Cash, cash equivalents and restricted cash at end of period	$7,565,055	$11,139,272

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$7,508,655	$11,082,872
Restricted cash in deposits and other assets	56,400	56,400
Total cash, cash equivalents and restricted cash	$7,565,055	$11,139,272

Supplemental disclosures of cash flow information:
Cash paid for interest	$621,366	$453,666
Non-cash property and equipment acquired under capital lease	703,838	1,384,336
Non-cash property and equipment purchases in accounts payable	14,061	11,603

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

(2)	Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries primarily located in India, China and Europe. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2017.
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
Revenue Recognition
We primarily generate revenue from the sale of subscriptions and subscription-related professional services. In instances involving subscriptions, revenue is generated under customer contracts with multiple elements, which are comprised of (1) subscription fees that provide the customers with access to our on-demand application and content, unspecified solution and content upgrades, and customer support, (2) professional services associated with consulting services (primarily implementation services), and (3) transaction-related fees (including publishing services). Our initial customer contracts usually have contract terms from 3 years to 5 years in length. Typically, the customer does not take possession of the software nor does the customer have the right to take possession of the software supporting the on-demand application service. However, in certain instances, we have customers that take possession of the software whereby the application is installed on the customer’s premises. Our subscription service arrangements typically may only be terminated for cause and do not contain refund provisions.
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
The subscription fees typically begin the first month following contract execution, whether or not we have completed the solution’s implementation. In addition, any services performed by us for our customers are not essential to the functionality of our products.
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
Our commission costs deferred and amortized in the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commission costs deferred	$1,401,372	$1,042,901	$2,071,409	$1,679,646
Commission costs amortized	1,127,025	1,247,018	2,126,601	2,484,761

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

Impact of New Revenue Standard on Financial Statement Line Items
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet as of June 30, 2018 and our condensed consolidated statement of operations for the three and six months ended June 30, 2018 is as follows:

	June 30, 2018
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Deferred commissions, current	$4,271,834	$4,618,161	$(346,327)
Deferred commissions, non-current	8,456,002	6,057,014	2,398,988
Deferred revenue, current	37,323,361	38,842,476	1,519,115
Deferred revenue, non-current	265,324	1,917,884	1,652,560
Accumulated deficit	(169,271,542)	(174,495,878)	5,224,336

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Statement of Operations
Subscription revenue	$15,427,422	$15,389,328	$38,094	$30,516,534	$30,438,617	$77,917
Professional services revenue	5,628,933	5,741,109	(112,176)	10,604,213	10,869,578	(265,365)
Sales and marketing	5,885,177	6,044,815	159,638	11,692,492	12,096,466	403,974
Net loss	(3,204,122)	(3,289,678)	85,556	(6,371,314)	(6,587,840)	216,526

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Deferred Revenue and Performance Obligations
Deferred revenue from subscriptions represents amounts collected from (or invoiced to) customers in advance of earning subscription revenue. Typically, we bill our annual subscription fees in advance of providing the service. Deferred revenue from professional services represents revenue for time and material contracts where the revenue is recognized when milestones are achieved and accepted by the customer for fixed price contracts.

	June 30, 2018	December 31, 2017
Current:
Subscription revenue	$37,202,140	$35,247,750
Professional services revenue	121,221	2,564,489
Total current	37,323,361	37,812,239
Noncurrent:
Subscription revenue	265,324	412,608
Professional services revenue	—	1,418,098
Total noncurrent	265,324	1,830,706
Total deferred revenue	$37,588,685	$39,642,945
The amount of subscription revenue and professional services revenue recognized that was included in the beginning balance of deferred revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Subscription revenue	$12,787,589	$11,617,239	$25,952,511	$23,748,293
Professional services revenue	161,580	508,620	510,802	1,113,588

As of June 30, 2018, $131,236,306 of revenue is expected to be recognized from remaining performance obligations for subscription contracts and is expected to be recognized over the next 6.7 years. Remaining performance obligations for professional services contracts are recognized within one year or less.
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
(e) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2018 and December 31, 2017 consists of the following:

	June 30, 2018	December 31, 2017
Cash	$7,466,548	$9,318,074
Money market accounts	42,107	42,527
	$7,508,655	$9,360,601

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using
June 30, 2018	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market accounts	$42,107	$42,107	$—	$—
Restricted cash - money market accounts	56,400	56,400	—	—
Total assets measured at fair value on a recurring basis	$98,507	$98,507	$—	$—

December 31, 2017
Assets:
Cash equivalents - money market accounts	$42,527	$42,527	$—	$—
Restricted cash - money market accounts	56,400	56,400	—	—
Total assets measured at fair value on a recurring basis	$98,927	$98,927	$—	$—

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
(h) Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our customer base is principally comprised of enterprise and mid-market companies within industries including Chemical/Pharmaceutical, High Technology/Electronics, Industrial/Manufacturing, Logistics, Oil & Gas, and Retail/Apparel. We do not require collateral from our customers. For the three and six months ended June 30, 2018, one customer accounted for 10.8% and 11.5%, respectively, of our total revenue. For the three and six months ended June 30, 2017, one customer accounted for 10.5% and 11.7%, respectively, of our total revenue. As of June 30, 2018 and December 31, 2017, no single customer accounted for more than 10% of our total accounts receivable.
(i) Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related professional services to customers primarily in two geographical markets. Revenue by geographic location based on the billing address of our customers is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2018	2017	2018	2017
United States	$15,924,542	$14,878,864	$31,162,042	$28,945,017
International	5,131,813	4,796,421	9,958,705	9,284,824
Total revenue	$21,056,355	$19,675,285	$41,120,747	$38,229,841

For the three and six months ended June 30, 2018 and 2017, no single country other than the United States had revenue greater than 10% of our total revenue.
Long-lived assets by geographic location is as follows:

Country	June 30, 2018	December 31, 2017
United States	$8,878,939	$8,535,281
International	821,830	834,823
Total long-lived assets	$9,700,769	$9,370,104

(j) Recent Accounting Pronouncements
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

fiscal years. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements but believe the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for real estate operating leases. At June 30, 2018, we had long-term operating leases with $13,707,184 of remaining minimum lease payments. The new standard will require the present value of these leases to be recorded in the condensed consolidated balance sheets as a right of use asset and lease liability.
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

(3)	Property and Equipment

	June 30, 2018	December 31, 2017
Computer software and equipment	$15,171,904	$14,296,247
Software development costs	15,549,963	13,980,872
Furniture and fixtures	1,741,747	1,741,918
Leasehold improvements	2,546,669	2,546,686
Total property and equipment	35,010,283	32,565,723
Less: accumulated depreciation and amortization	(25,309,514)	(23,195,619)
Total property and equipment, net	$9,700,769	$9,370,104

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation and amortization expense	$1,003,429	$1,193,506	$2,028,282	$2,415,618

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
Information related to capitalized software costs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Software costs capitalized	$718,719	$365,612	$1,569,092	$839,409
Software costs amortized (1)	459,655	549,303	913,887	1,086,142
(1) Included in cost of subscription revenue on the accompanying condensed consolidated statements of operations.
			June 30, 2018	December 31, 2017
Capitalized software costs not yet subject to amortization			$1,367,340	$824,738

(4) Accrued Expenses

	June 30, 2018	December 31, 2017
Accrued bonus	$1,895,382	$1,980,218
Accrued commissions	1,896,498	1,901,132
Deferred rent	401,616	380,077
Accrued professional fees	903,079	712,345
Accrued taxes	799,524	805,555
Other accrued expenses	839,297	1,810,155
Total	$6,735,396	$7,589,482

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)	Leases
We have several noncancelable operating leases that expire through 2024. These leases generally contain renewal options for periods ranging from 3 years to 5 years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases is allocated to various line items in the condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental expense from operating leases	$890,000	$939,000	$1,781,000	$1,859,000

Information related to the carrying value of assets recorded under capital leases and related accumulated amortization is as follows:

	June 30, 2018	December 31, 2017
Carry value of capital leases	$2,678,379	$3,691,383
Accumulated amortization included in carry value	6,488,824	6,864,443

Amortization of assets held under capital leases is allocated to various line items in the condensed consolidated statements of operations.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of June 30, 2018 are as follows:

	Capital Leases	Operating Leases
Remainder of 2018	$856,692	$2,409,267
2019	1,290,658	4,601,730
2020	578,442	3,019,786
2021	303,428	1,857,130
2022	97,326	1,200,797
2023 and thereafter	—	618,474
Total minimum lease payments	3,126,546	$13,707,184
Less amount representing interest	(329,260)
Present value of net minimum capital lease payments	2,797,286
Less current installments of obligations under capital leases	(1,398,234)
Obligations under capital leases excluding current installments	$1,399,052

(6)	Debt
In March 2015, we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver) that was amended in November 2015 to allow for a borrowing limit of $10,000,000, and includes a $2,000,000 sublimit for the issuance of letters of credit. The original maturity date of the Credit Agreement was March 4, 2018. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of June 30, 2018, we were in compliance with all the reporting and financial covenants.
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
The outstanding balance for the Term Loan as of June 30, 2018 was $13,196,587, net of unaccreted discount and deferred financing costs of $53,413, and the outstanding balance under the Revolver was $6,000,000. For the six months ended June 30, 2018, the weighted average interest rate used was 5.26% for the Term Loan and 5.91% for the Revolver.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table reflects the schedule of principal payments for the Term Loan as of June 30, 2018:

Principal Payments
Remainder of 2018	$375,000
2019	12,875,000
$13,250,000

(7)	Stockholders' Equity
Common Stock
The following table presents our activity for common stock during the six months ended June 30, 2018:

	Shares	Par Value
Balance at December 31, 2017	27,288,985	$27,289
Exercise of stock options	54,750	55
Issuance of common stock for vested restricted stock units	152,707	153
Balance at June 30, 2018	27,496,442	$27,497

(8)	Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees (including officers), non-employee directors and consultants, and those of our affiliates. Awards granted under our 2012 Omnibus Incentive Compensation Plan (the 2012 Plan) include common stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), and restricted stock awards. The 2002 Stock Option Plan (the 2002 Plan) expired in 2012 and we are no longer making grants under it. Information related to the 2012 Plan and the 2002 Plan as of June 30, 2018 is as follows:

	2012 Plan	2002 Plan
Shares of common stock authorized for issuance	9,646,696	4,939,270
Stock options outstanding	4,419,036	288,635
RSUs outstanding	1,210,997	—
PSUs outstanding	223,440	—
Shares available for future grant	2,752,955	—

Stock Options
The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.94%	1.9%	2.72%	1.9%
Expected volatility	31.22%	33.62%	31.22%	33.62%
Expected dividend yield	—	—	—	—
Expected life in years	6.25	6.25	6.25	6.25
Weighted average fair value of options granted	$3.33	$2.75	$3.63	$2.75

The computation of expected volatility for each period is based on historical volatility of comparable public companies. The volatility percentage represents the mean volatility of these companies. The computation of expected life for each period was determined based on the simplified method. The risk-free interest rate is based on U.S. Treasury yields for zero-coupon bonds with a term consistent with the expected life of the options. The forfeiture rate for option grants is an estimate based on forfeitures expected to occur over the vesting period.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Information for the 2002 Plan and 2012 Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2017	4,632,654	$9.79
Granted	195,150	9.88
Exercised	(54,750)	6.04
Canceled	(35,109)	7.87
Expired	(30,274)	13.00
Balance at June 30, 2018	4,707,671	9.83

	June 30,
	2018	2017
Total intrinsic value of options exercised	$185,390	$157,461
Weighted average exercise price of fully vested options	$10.42	$10.12
Weighted average remaining term of fully vested options	6.1 years	7.4 years
Total unrecognized compensation cost related to non-vested stock options	$3,407,963	$6,785,960
Weighted average period to recognize compensation cost related to non-vested stock options	2.6 years	2.1 years

Options outstanding and exercisable under the 2002 Plan and the 2012 Plan at June 30, 2018 were as follows:

				Options Outstanding			Options Exercisable
Exercise Price Per Share				Options Outstanding	Weighted Average Remaining Contractual Life	Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value
$2.31	-	$3.74	.	473,944	5.0 years	$3,100,011	378,058	4.3 years	$2,556,337
4.13	-	7.20	.	747,462	7.8 years	2,010,031	341,863	6.6 years	1,069,910
8.07	-	12.62	.	1,486,107	7.8 years	1,410,926	722,951	6.7 years	911,343
13.00	-	15.90	.	2,000,158	6.1 years	—	1,875,133	6.1 years	—
				4,707,671		$6,520,968	3,318,005		$4,537,590

Restricted Stock and Performance Stock Units
The following table is a summary of our RSU and PSU activity for the six months ended June 30, 2018:

	Number of RSU's Outstanding	Number of PSU's Outstanding	Total	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	812,262	466,499	1,278,761	$7.41
Granted	502,268	25,000	527,268	9.59
Vested	(103,533)	—	(103,533)	5.84
Canceled	—	(268,059)	(268,059)	7.95
Balance at June 30, 2018	1,210,997	223,440	1,434,437	8.23

				June 30, 2018
Total unrecognized compensation cost related to non-vested combined RSU/PSU				$9,245,675
Weighted average period to recognize compensation cost related to non-vested combined RSU/PSU				2.9 years

(9)	Income Taxes
Our income tax provision for the three and six months ended June 30, 2018 and 2017 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

period in which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three and six months ended June 30, 2018 is primarily related to current foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at June 30, 2018 and December 31, 2017.
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

(10)	Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(3,204,122)	$(4,517,471)	$(6,371,314)	$(8,930,667)
Denominator:
Weighted average shares outstanding	27,683,120	27,418,487	27,639,835	27,329,183
Basic and diluted net loss per share	$(0.12)	$(0.16)	$(0.23)	$(0.33)

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options outstanding	4,707,671	4,569,402	4,707,671	4,569,402
Restricted stock and performance stock units	1,434,437	848,772	1,434,437	848,772
	6,142,108	5,418,174	6,142,108	5,418,174

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11)	Commitments and Contingencies
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
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the quarters ended June 30, 2018 and 2017 was 102% and 103%, respectively.
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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;

•	adjusted EBITDA does not reflect interest or tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP results.
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(3,204,122)	$(4,517,471)	$(6,371,314)	$(8,930,667)
Depreciation and amortization	1,262,922	1,454,941	2,547,268	3,008,155
Interest expense	339,571	244,183	639,170	479,351
Interest income	(2,639)	(521)	(3,632)	(1,326)
Income tax expense	77,661	590,411	204,742	776,518
EBITDA	(1,526,607)	(2,228,457)	(2,983,766)	(4,667,969)
Stock-based compensation	2,279,724	1,228,663	4,285,312	2,454,298
Change in fair value of contingent consideration liability	—	—	—	18,525
Adjusted EBITDA	$753,117	$(999,794)	$1,301,546	$(2,195,146)
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
Cost of Professional Services Revenue. Cost of professional services revenue consists primarily of personnel and related costs of our professional services team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, the costs of contracted third-party vendors, reimbursable expenses and depreciation, amortization and other allocated costs. As our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expense our cost of professional services revenue as we incur the costs. Full year cost of professional services revenue for 2018 is expected to be consistent with 2017 expenses.
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
General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and depreciation, amortization and other allocated costs. We believe that our general and administrative expenses for the full year 2018 as a percentage of revenue will be higher than 2017 expenses.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest income on our cash balances, and interest expense on outstanding debt and capital lease obligations.
Income Tax Expense
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the year ended December 31, 2018 will be exclusively related to actual foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, primarily in India, Germany and the United Kingdom. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We completed an Internal Revenue Code Section 382 study through June 2016, which concluded that we have experienced several ownership changes, causing limitations on the annual use of the net operating loss carryforwards. In the event we have future changes in ownership, the availability of net operating losses could be further limited.
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
During the six months ended June 30, 2018, other than the adoption of Accounting Standards Codification 606 (ASC 606) (see Note 2(c)) in our notes to the condensed consolidated financial statements, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Subscription	$15,427,422	$14,686,744	$30,516,534	$28,588,052
Professional services	5,628,933	4,988,541	10,604,213	9,641,789
Total revenue	21,056,355	19,675,285	41,120,747	38,229,841
Cost of revenue:
Cost of subscription revenue	5,447,788	5,783,131	10,662,839	11,163,159
Cost of professional services revenue	4,286,163	4,126,958	8,545,125	8,148,704
Total cost of revenue	9,733,951	9,910,089	19,207,964	19,311,863
Gross profit	11,322,404	9,765,196	21,912,783	18,917,978
Operating expenses:
Sales and marketing	5,885,177	5,688,937	11,692,492	11,492,323
Research and development	3,801,215	3,835,729	7,249,780	7,371,144
General and administrative	4,425,541	3,923,928	8,501,545	7,730,635
Total operating expenses	14,111,933	13,448,594	27,443,817	26,594,102
Loss from operations	(2,789,529)	(3,683,398)	(5,531,034)	(7,676,124)
Interest income	2,639	521	3,632	1,326
Interest expense	(339,571)	(244,183)	(639,170)	(479,351)
Loss before income taxes	(3,126,461)	(3,927,060)	(6,166,572)	(8,154,149)
Income tax expense	77,661	590,411	204,742	776,518
Net loss	$(3,204,122)	$(4,517,471)	$(6,371,314)	$(8,930,667)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Subscription	73%	75%	74%	75%
Professional services	27	25	26	25
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription revenue (1)	35	39	35	39
Cost of professional services revenue (1)	76	83	81	85
Total cost of revenue	46	50	47	51
Gross profit	54	50	53	49
Operating expenses:
Sales and marketing	28	29	28	30
Research and development	18	19	18	19
General and administrative	21	20	21	20
Total operating expenses	67	68	67	69
Loss from operations	(13)	(18)	(14)	(20)
Interest income	0	0	0	0
Interest expense	(2)	(1)	(2)	(1)
Loss before income taxes	(15)	(19)	(16)	(21)
Income tax expense	0	3	0	2
Net loss	(15)%	(22)%	(16)%	(23)%
(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
On January 1, 2018, we adopted Accounting Standards Codification Topic 606 (ASC 606) using the modified retrospective method. The comparative information for 2017 has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 will reduce 2018 professional services revenue compared to 2017 due to the loss of the amortization of deferred services revenue from professional services billings delivered prior to December 31, 2017 for on-premise installations of our software. Also, under ASC 606, deferred commissions are amortized over an estimated customer life of six years, which differs from the previous standard whereby deferred commissions were amortized over the initial customer contract term. See Note 2(c) in our notes to the condensed consolidated financial statements for an explanation of the effect the adoption of this standard had on our condensed consolidated financial statements.

Revenue:	Three Months Ended June 30,		Change
	2018	2017	$	%
Subscription	$15,427,422	$14,686,744	$740,678	5.0%
Professional services	5,628,933	4,988,541	640,392	12.8%
Total revenue	$21,056,355	$19,675,285	$1,381,070	7.0%
Subscription Revenue. The increase was primarily related to an increase in both enterprise and mid-market customers for the three months ended June 30, 2018 compared to 2017. We have increased our customer count through our sales and marketing efforts.
Professional Services Revenue. The increase in professional services revenue was due to projects for new customers and existing customer upgrades, which resulted in higher demand for our professional services during the three months ended June 30, 2018 compared to 2017.
Total Revenue. Revenue from international customers accounted for 24% of total revenue for both the three months ended June 30, 2018 and 2017. For the three months ended June 30, 2018, one customer accounted for 10.8% of our total revenue and for the three months ended June 30, 2017, one customer accounted for 10.5% of total revenue.

Cost of Revenue:	Three Months Ended June 30,		Change
	2018	2017	$	%
Cost of subscription revenue	$5,447,788	$5,783,131	$(335,343)	(5.8)%
Cost of professional services revenue	4,286,163	4,126,958	159,205	3.9%
Total cost of revenue	$9,733,951	$9,910,089	$(176,138)	(1.8)%
Cost of Subscription Revenue. The decrease was primarily the result of lower depreciation, amortization and other allocated costs of $0.2 million and a decrease of $0.2 million for lower employee-related compensation costs.
Cost of Professional Services Revenue. The increase was primarily the result of higher employee-related compensation costs of $0.1 million due to higher average headcount.

Operating Expenses:	Three Months Ended June 30,		Change
	2018	2017	$	%
Sales and marketing	$5,885,177	$5,688,937	$196,240	3.4%
Research and development	3,801,215	3,835,729	(34,514)	(0.9)%
General and administrative	4,425,541	3,923,928	501,613	12.8%
Total operating expenses	$14,111,933	$13,448,594	$663,339	4.9%
Sales and Marketing Expenses. The increase was primarily due to an increase of $0.3 million in employee-related compensation costs, a $0.1 million increase in stock-based compensation costs and an increase of $0.1 million for North American marketing events. This was offset by a decrease in commission costs of $0.1 million due to the change in how deferred commission costs are amortized under ASC 606 and a decrease of $0.2 million in European marketing events.
Research and Development Expenses. The slight decrease was primarily due to additional software development costs capitalized in the period of $0.4 million compared to 2017 that was offset by an increase in employee-related compensation costs of $0.1 million and a $0.2 million increase in stock compensation costs.
General and Administrative Expenses. The increase was primarily due to an increase in stock compensation costs of $0.6 million and an increase in employee-related costs of $0.2 million offset by a $0.2 million decrease in professional fees.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue:	Six Months Ended June 30,		Change
	2018	2017	$	%
Subscription	$30,516,534	$28,588,052	$1,928,482	6.7%
Professional services	10,604,213	9,641,789	962,424	10.0%
Total revenue	$41,120,747	$38,229,841	$2,890,906	7.6%
Subscription Revenue. The increase was primarily related to increases in both enterprise and mid-market customers for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. We have increased our customer count through our increased sales and marketing efforts.
Professional Services Revenue. The increase in professional services revenue was due to projects for new customers and existing customer upgrades, which resulted in higher demand for our professional services during the six months ended June 30, 2018 compared to 2017.
Total Revenue. Revenue from international customers accounted for 24% of total revenue for both the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, one customer accounted for 11.5% of our total revenue and for the six months ended June 30, 2017, one customer accounted for 11.7% of total revenue.

Cost of Revenue:	Six Months Ended June 30,		Change
	2018	2017	$	%
Cost of subscription revenue	$10,662,839	$11,163,159	$(500,320)	(4.5)%
Cost of professional services revenue	8,545,125	8,148,704	396,421	4.9%
Total cost of revenue	$19,207,964	$19,311,863	$(103,899)	(0.5)%
Cost of Subscription Revenue. The decrease was primarily the result of lower depreciation, amortization and other allocated costs of $0.4 million and a decrease of $0.2 million for lower employee-related compensation costs.
Cost of Professional Services Revenue. The increase was primarily the result of higher employee-related compensation costs of $0.2 million due to higher average headcount and a $0.1 million increase for stock compensation costs.

Operating Expenses:	Six Months Ended June 30,		Change
	2018	2017	$	%
Sales and marketing	$11,692,492	$11,492,323	$200,169	1.7%
Research and development	7,249,780	7,371,144	(121,364)	(1.6)%
General and administrative	8,501,545	7,730,635	770,910	10.0%
Total operating expenses	$27,443,817	$26,594,102	$849,715	3.2%
Sales and Marketing Expenses. The increase was primarily due to an increase of $0.5 million in employee-related compensation costs, a $0.2 million increase in stock-based compensation costs and an increase of $0.1 million for North American marketing events. This was offset by a decrease in commission costs of $0.4 million due to the change in how deferred commission costs are amortized under ASC 606 and a decrease of $0.2 million in European marketing events.
Research and Development Expenses. The decrease was primarily due to additional software development costs capitalized in the period of $0.7 million compared to 2017 that was offset by an increase in employee-related compensation costs of $0.3 million and a $0.3 million increase in stock compensation costs.
General and Administrative Expenses. The increase was primarily due to an increase of $1.1 million in stock-based compensation costs, a $0.2 million increase in employee-related compensation costs and a $0.1 million increase in professional fees. This was offset by a $0.2 million decrease in other taxes and a $0.3 million decrease in foreign exchange transaction costs.
Liquidity and Capital Resources

	Six Months Ended June 30,
	2018	2017
Cash provided by (used in):
Operating activities	$774,171	$(1,088,690)
Investing activities	(1,812,266)	(1,064,128)
Financing activities	(764,211)	(2,123,101)

	2018	12/31/2017
Cash and cash equivalents	$7,508,655	$9,360,601
Accounts receivable, net	16,102,172	16,957,044
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
Net Cash Flows from Operating Activities
For the six months ended June 30, 2018, net cash provided by operating activities was $0.8 million, which reflects our net loss of $6.4 million, adjusted for non-cash charges of $7.0 million consisting primarily of $4.3 million for stock-based compensation and $2.5 million for depreciation and amortization. Additionally, we had a $0.1 million increase in our working capital accounts consisting primarily of an increase of $1.3 million in deferred revenue, a $0.7 million increase in accounts and unbilled receivables and a $0.3 million increase in other liabilities. This was offset by a $0.7 million decrease in prepaid and other expenses, a $0.6 million decrease in accounts payable, and a $0.8 million decrease in accrued expenses.
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
Our deferred revenue was $37.6 million at June 30, 2018 and $39.6 million at December 31, 2017. Deferred revenue reflects the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. The adoption of ASC 606 on January 1, 2018, required us to change how we account for professional service contracts for on-premise customers, which had a direct impact on deferred revenue. See Note 2 (c) to our condensed consolidated financial statements for the full impact of the adoption of ASC 606.
Net Cash Flows from Investing Activities
For the six months ended June 30, 2018, net cash used in investing activities was $1.8 million and primarily consisted of $1.6 million for capitalization of software development costs.
For the six months ended June 30, 2017, net cash used in investing activities was $1.1 million and primarily consisted of$0.8 million for capitalization of software development costs.
Net Cash Flows from Financing Activities
For the six months ended June 30, 2018, net cash used in financing activities was $0.8 million and consisted of capital lease repayments of $0.7 million and term loan repayments of $0.4 million offset by cash received of $0.3 million for stock option exercises.

For the six months ended June 30, 2017, net cash used in financing activities was $2.1 million and consists of $1.3 million paid for acquisition contingent consideration related to the ecVision acquisition, capital lease repayments of $0.8 million and term loan repayments of $0.3 million.
Credit Agreement
In March 2015 we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20.0 million, and (ii) a senior secured revolving credit facility (the Revolver) that was amended in November 2015 to allow for a borrowing limit of $10.0 million, and includes a $2.0 million sublimit for the issuance of letters of credit. The original maturity date of the Credit Agreement was March 4, 2018. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of June 30, 2018, we were in compliance with all the reporting and financial covenants.
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
The outstanding balance for the Term Loan as of June 30, 2018 was $13.2 million, net of unaccreted discount and deferred financing costs of $0.1 million, and the outstanding balance under the Revolver was $6.0 million. For the six months ended June 30, 2018, the weighted average interest rate used was 5.26% for the Term Loan and 5.91% for the Revolver.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Historically, we have incurred net losses and negative cash flows from operations and have an accumulated deficit of $169.3 million as of June 30, 2018. Our primary sources of liquidity have been proceeds from our initial public offering, cash and cash equivalents, accounts receivable, cash from operations and borrowings from our credit facility.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of June 30, 2018 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective for the purposes stated above.
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

AMBER ROAD, INC.

Date: August 9, 2018	By:	/s/ THOMAS E. CONWAY
Thomas E. Conway
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

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