Form 10-Q
period 2018-09-30
Amber Road, Inc.
filed 2018-11-09
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
			Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 5, 2018, the registrant had outstanding 27,792,234 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2018

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$10,140,432	$9,360,601
Accounts receivable, net	12,603,370	16,957,044
Unbilled receivables	1,122,441	884,104
Deferred commissions	4,026,733	4,400,015
Prepaid expenses and other current assets	2,436,187	1,715,534
Total current assets	30,329,163	33,317,298
Property and equipment, net	10,218,127	9,370,104
Goodwill	43,739,860	43,768,269
Other intangibles, net	4,214,467	4,999,885
Deferred commissions	8,638,543	6,734,326
Deposits and other assets	1,378,937	1,180,163
Total assets	$98,519,097	$99,370,045
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,238,368	$2,650,582
Accrued expenses	8,170,708	7,589,482
Current portion of capital lease obligations	1,390,224	1,352,456
Deferred revenue	35,628,497	37,812,239
Current portion of term loan, net of discount	714,391	714,391
Total current liabilities	47,142,188	50,119,150
Capital lease obligations, less current portion	1,440,732	1,461,101
Deferred revenue, less current portion	94,162	1,830,706
Term loan, net of discount, less current portion	12,303,598	12,839,392
Revolving credit facility	6,000,000	6,000,000
Other noncurrent liabilities	1,777,158	1,619,744
Total liabilities	68,757,838	73,870,093
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 27,618,995 and 27,288,985 shares at September 30, 2018 and December 31, 2017, respectively	27,619	27,289
Additional paid-in capital	205,433,858	195,203,097
Accumulated other comprehensive loss	(1,820,143)	(1,822,396)
Accumulated deficit	(173,880,075)	(167,908,038)
Total stockholders’ equity	29,761,259	25,499,952
Total liabilities and stockholders’ equity	$98,519,097	$99,370,045

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Subscription	$15,857,436	$14,944,160	$46,373,970	$43,532,217
Professional services	6,303,562	5,269,090	16,907,775	14,910,883
Total revenue	22,160,998	20,213,250	63,281,745	58,443,100
Cost of revenue (1):
Cost of subscription revenue	5,358,242	4,903,483	16,170,349	16,066,645
Cost of professional services revenue	4,102,453	4,247,519	12,727,948	12,396,228
Total cost of revenue	9,460,695	9,151,002	28,898,297	28,462,873
Gross profit	12,700,303	11,062,248	34,383,448	29,980,227
Operating expenses (1):
Sales and marketing	5,523,108	5,551,239	17,443,921	17,043,562
Research and development	3,515,997	3,830,431	11,066,004	11,201,577
General and administrative	4,840,543	3,517,187	15,577,665	11,247,825
Total operating expenses	13,879,648	12,898,857	44,087,590	39,492,964
Loss from operations	(1,179,345)	(1,836,609)	(9,704,142)	(9,512,737)
Interest income	3,029	1,238	6,661	2,564
Interest expense	(325,253)	(272,293)	(964,423)	(751,644)
Loss before income taxes	(1,501,569)	(2,107,664)	(10,661,904)	(10,261,817)
Income tax expense	113,201	130,039	317,943	906,557
Net loss	$(1,614,770)	$(2,237,703)	$(10,979,847)	$(11,168,374)

Net loss per share (Note 10):
Basic and diluted	$(0.06)	$(0.08)	$(0.40)	$(0.41)
Weighted-average shares outstanding (Note 10):
Basic and diluted	27,871,168	27,471,248	27,717,793	27,377,058

(1) Includes stock-based compensation as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of subscription revenue	$178,358	$214,033	$756,014	$591,965
Cost of professional services revenue	146,954	153,357	564,141	405,129
Sales and marketing	215,433	321,226	1,177,833	780,626
Research and development	449,065	401,567	1,680,615	987,427
General and administrative	1,470,133	734,564	5,560,416	1,513,898
	$2,459,943	$1,824,747	$9,739,019	$4,279,045

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,614,770)	$(2,237,703)	$(10,979,847)	$(11,168,374)
Other comprehensive income (loss):
Foreign currency translation	32,524	43,085	2,253	(231,583)
Total other comprehensive income (loss)	32,524	43,085	2,253	(231,583)
Comprehensive loss	$(1,582,246)	$(2,194,618)	$(10,977,594)	$(11,399,957)

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,979,847)	$(11,168,374)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,761,482	4,015,240
Bad debt expense	63,221	305,612
Stock-based compensation	9,739,019	4,279,045
Changes in fair value of contingent consideration liability	—	18,525
Accretion of debt discount	26,706	28,981
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	4,019,452	3,239,595
Prepaid expenses and other assets	(862,296)	823,889
Accounts payable	(1,251,867)	(967,975)
Accrued expenses	720,711	(1,172,824)
Settlement of contingent accrued compensation related to former ecVision founder	—	(2,366,469)
Other liabilities	213,120	(264,429)
Deferred revenue	(536,448)	477,278
Net cash provided by (used in) operating activities	4,913,253	(2,751,906)
Cash flows from investing activities:
Capital expenditures	(189,073)	(169,739)
Addition of capitalized software development costs	(2,532,519)	(1,217,126)
Cash paid for deposits	(46,522)	(205,264)
Net cash used in investing activities	(2,768,114)	(1,592,129)
Cash flows from financing activities:
Proceeds from revolving line of credit	18,350,000	18,350,000
Payments on revolving line of credit	(18,350,000)	(18,250,000)
Payments on term loan	(562,500)	(468,750)
Debt financing costs	—	(35,701)
Repayments on capital lease obligations	(1,100,659)	(1,237,031)
Proceeds from the exercise of stock options	492,072	175,056
Contingent consideration related to ecVision acquisition	—	(1,308,525)
Net cash used in financing activities	(1,171,087)	(2,774,951)
Effect of exchange rate on cash, cash equivalents and restricted cash	(194,221)	(6,654)
Net decrease in cash, cash equivalents and restricted cash	779,831	(7,125,640)
Cash, cash equivalents and restricted cash at beginning of period	9,417,001	15,464,274
Cash, cash equivalents and restricted cash at end of period	$10,196,832	$8,338,634

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$10,140,432	$8,282,234
Restricted cash in deposits and other assets	56,400	56,400
Total cash, cash equivalents and restricted cash	$10,196,832	$8,338,634

Supplemental disclosures of cash flow information:
Cash paid for interest	$937,716	$717,057
Non-cash property and equipment acquired under capital lease	1,118,058	1,638,819
Non-cash property and equipment purchases in accounts payable	6,691	46,545

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
(2) Summary of Significant Accounting Policies and Practices
(a) Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries primarily located in India, China and Europe. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2017.
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
Our commission costs deferred and amortized in the period are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commission costs deferred	$972,405	$1,126,236	$3,043,814	$2,805,883
Commission costs amortized	1,034,965	1,377,788	3,161,566	3,862,549
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
Impact of New Revenue Standard on Financial Statement Line Items
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet as of September 30, 2018 and our condensed consolidated statement of operations for the three and nine months ended September 30, 2018 is as follows:

	September 30, 2018
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Deferred commissions, current	$4,026,733	$4,205,572	$(178,839)
Deferred commissions, non-current	8,638,543	6,232,037	2,406,506
Deferred revenue, current	35,628,497	37,460,392	1,831,895
Deferred revenue, non-current	94,162	1,527,616	1,433,454
Accumulated deficit	(173,880,075)	(179,376,091)	5,496,016

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Statement of Operations
Subscription revenue	$15,857,436	$15,828,468	$28,968	$46,373,970	$46,267,085	$106,885
Professional services revenue	6,303,562	6,238,856	64,706	16,907,775	17,108,434	(200,659)
Sales and marketing	5,523,108	5,698,114	175,006	17,443,921	18,022,901	578,980
Net loss	(1,614,770)	(1,883,450)	268,680	(10,979,847)	(11,465,053)	485,206

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

	September 30, 2018	December 31, 2017
Current:
Subscription revenue	$35,485,525	$35,247,750
Professional services revenue	142,972	2,564,489
Total current	35,628,497	37,812,239
Noncurrent:
Subscription revenue	94,162	412,608
Professional services revenue	—	1,418,098
Total noncurrent	94,162	1,830,706
Total deferred revenue	$35,722,659	$39,642,945
The amount of subscription revenue and professional services revenue recognized that was included in the beginning balance of deferred revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Subscription revenue	$6,641,678	$6,424,284	$32,594,189	$30,172,577
Professional services revenue	28,797	355,463	539,599	1,469,051
As of September 30, 2018, $135,833,899 of revenue is expected to be recognized from remaining performance obligations for subscription contracts and is expected to be recognized over the next 6.0 years. Remaining performance obligations for professional services contracts are recognized within one year or less.
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
(e) Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at September 30, 2018 and December 31, 2017 consists of the following:

	September 30, 2018	December 31, 2017
Cash	$10,096,943	$9,318,074
Money market accounts	43,489	42,527
	$10,140,432	$9,360,601

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
Our estimate of fair value for financial assets and financial liabilities is based on the framework established in the fair value accounting guidance. The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. Management determines fair value using the following hierarchy:
Level 1 — Quoted prices in active markets for identical assets or liabilities;
Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; or
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table provides the financial assets and liabilities classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

	September 30, 2018	December 31, 2017
Cash equivalents - money market accounts	$43,489	$42,527
Restricted cash - money market accounts	56,400	56,400
Total assets measured at fair value on a recurring basis	$99,889	$98,927
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
(h) Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our customer base is principally comprised of enterprise and mid-market companies within industries including Chemical/Pharmaceutical, High Technology/Electronics, Industrial/Manufacturing, Logistics, Oil & Gas, and Retail/Apparel. We do not require collateral from our customers. For the three and nine months ended September 30, 2018, one customer accounted for 9.8% and 10.9%, respectively, of our total revenue. For the three and nine months ended September 30, 2017, one customer accounted for 12.0% and 11.0%, respectively, of our total revenue. As of September 30, 2018 and December 31, 2017, no single customer accounted for more than 10% of our total accounts receivable.
(i) Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related professional services to customers primarily in two geographical markets. Revenue by geographic location based on the billing address of our customers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2018	2017	2018	2017
United States	$16,784,908	$15,239,856	$47,946,950	$44,184,884
International	5,376,090	4,973,394	15,334,795	14,258,216
Total revenue	$22,160,998	$20,213,250	$63,281,745	$58,443,100
For the three and nine months ended September 30, 2018 and 2017, no single country other than the United States had revenue greater than 10% of our total revenue.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-lived assets by geographic location is as follows:

Country	September 30, 2018	December 31, 2017
United States	$9,397,055	$8,535,281
International	821,072	834,823
Total long-lived assets	$10,218,127	$9,370,104
(j) Adjustments to Previously Reported Amounts
Immaterial Correction of an Error. During the third quarter of 2018, we revised previously reported stock-based compensation expense for the periods ended March 31, 2018 and June 30, 2018 related to certain performance stock units due to a change in performance conditions. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the prior periods. The correction of the immaterial error resulted in an increase of $2,246,644 and $747,119 to stock-based compensation for the three months ended March 31, 2018 and June 30, 2018, respectively.
(k) Recent Accounting Pronouncements
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We plan to adopt this standard on a modified retrospective basis and are currently evaluating the effect that the updated standard will have on our condensed consolidated financial statements but believe the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for real estate operating leases. At September 30, 2018, we had long-term operating leases with $12,563,887 of remaining minimum lease payments. The new standard will require the present value of these leases to be recorded in the condensed consolidated balance sheets as a right of use asset and lease liability.
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3) Property and Equipment

	September 30, 2018	December 31, 2017
Computer software and equipment	$15,673,056	$14,296,247
Software development costs	16,513,391	13,980,872
Furniture and fixtures	1,741,743	1,741,918
Leasehold improvements	2,546,634	2,546,686
Total property and equipment	36,474,824	32,565,723
Less: accumulated depreciation and amortization	(26,256,697)	(23,195,619)
Total property and equipment, net	$10,218,127	$9,370,104

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation and amortization expense	$954,721	$747,012	$2,983,003	$3,162,631
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
Information related to capitalized software costs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Software costs capitalized	$963,427	$377,717	$2,532,519	$1,217,126
Software costs amortized (1)	442,604	553,480	1,356,491	1,639,622
(1) Included in cost of subscription revenue on the accompanying condensed consolidated statements of operations.
			September 30, 2018	December 31, 2017
Capitalized software costs not yet subject to amortization			$1,720,269	$824,738

(4) Accrued Expenses

	September 30, 2018	December 31, 2017
Accrued bonus	$3,061,165	$1,980,218
Accrued commissions	2,023,588	1,901,132
Deferred rent	412,399	380,077
Accrued professional fees	873,594	712,345
Accrued taxes	776,644	805,555
Other accrued expenses	1,023,318	1,810,155
Total	$8,170,708	$7,589,482

(5) Leases
We have several noncancelable operating leases that expire through 2024. These leases generally contain renewal options for periods ranging from 3 years to 5 years and require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases is allocated to various line items in the condensed consolidated statements of operations.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental expense from operating leases	$825,000	$957,000	$2,605,000	$2,816,000
Information related to the carrying value of assets recorded under capital leases and related accumulated amortization is as follows:

	September 30, 2018	December 31, 2017
Carry value of capital leases	$2,727,407	$3,691,383
Accumulated amortization included in carry value	6,854,016	6,864,443
Amortization of assets held under capital leases is allocated to various line items in the condensed consolidated statements of operations.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year), net of sublease income, and future minimum capital lease payments as of September 30, 2018 are as follows:

	Capital Leases	Operating Leases
Remainder of 2018	$456,681	$1,119,766
2019	1,421,106	4,294,056
2020	708,883	2,662,112
2021	418,625	1,449,152
2022	153,797	906,160
2023 and thereafter	—	618,474
Total minimum lease payments	3,159,092	$11,049,720
Less amount representing interest	(328,136)
Present value of net minimum capital lease payments	2,830,956
Less current installments of obligations under capital leases	(1,390,224)
Obligations under capital leases excluding current installments	$1,440,732

(6) Debt
In March 2015, we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver) that was subsequently amended to a borrowing limit of $15,000,000, and which includes a $2,000,000 sublimit for the issuance of letters of credit. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of September 30, 2018, we were in compliance with all the reporting and financial covenants. In February 2017, we negotiated to extend the maturity date for both the Term Loan and the Revolver to December 31, 2019.
The outstanding balance for the Term Loan as of September 30, 2018 was $13,017,989, net of unaccreted discount and deferred financing costs of $44,511, and the outstanding balance under the Revolver was $6,000,000. For the nine months ended September 30, 2018, the weighted average interest rate used was 5.37% for the Term Loan and 6.03% for the Revolver.
The following table reflects the schedule of principal payments for the Term Loan as of September 30, 2018:

Principal Payments
Remainder of 2018	$187,500
2019	12,875,000
$13,062,500

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7) Common Stock
Common stock activity during the nine months ended September 30, 2018 is as follows:

	Shares	Par Value
Balance at December 31, 2017	27,288,985	$27,289
Exercise of stock options	117,108	117
Issuance of common stock for vested restricted stock units	212,902	213
Balance at September 30, 2018	27,618,995	$27,619

(8) Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees (including officers), non-employee directors and consultants, and those of our affiliates. Awards granted under our 2012 Omnibus Incentive Compensation Plan (the 2012 Plan) include common stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), and restricted stock awards. The 2002 Stock Option Plan (the 2002 Plan) expired in 2012 and we are no longer making grants under it. Information related to the 2012 Plan and the 2002 Plan as of September 30, 2018 is as follows:

	2012 Plan	2002 Plan
Shares of common stock authorized for issuance	9,646,696	4,939,270
Stock options outstanding	4,282,759	230,235
RSUs outstanding	1,097,294	—
PSUs outstanding	248,440	—
Shares available for future grant	2,831,983	—
Stock Options
The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	—%	1.99%	2.72%	1.92%
Expected volatility	—%	32.65%	31.22%	32.66%
Expected dividend yield	—	—	—	—
Expected life in years	0.00	6.25	6.25	6.25
Weighted average fair value of options granted	$—	$3.27	$3.63	$2.82
Note: There were no options granted during the three months ended September 30, 2018.
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

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2017	4,632,654	$9.79
Granted	195,150	9.88
Exercised	(152,689)	4.77
Canceled	(89,660)	7.41
Expired	(72,461)	13.00
Balance at September 30, 2018	4,512,994	10.56

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30,
	2018	2017
Total intrinsic value of options exercised	$713,510	$164,786
Weighted average exercise price of fully vested options	$10.56	$10.21
Weighted average remaining term of fully vested options	6.0 years	6.5 years
Total unrecognized compensation cost related to non-vested stock options	$2,559,901	$6,255,749
Weighted average period to recognize compensation cost related to non-vested stock options	2.7 years	2.2 years

				Options Outstanding			Options Exercisable
Exercise Price Per Share				Options Outstanding	Weighted Average Remaining Contractual Life	Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value
$2.31	-	$3.74	.	399,045	5.1 years	$2,675,621	322,726	4.6 years	$2,226,865
4.13	-	7.20	.	689,227	7.5 years	2,026,069	357,049	6.4 years	1,185,742
8.07	-	12.62	.	1,469,564	7.5 years	1,657,050	830,359	6.7 years	1,164,205
13.00	-	15.90	.	1,955,158	5.8 years	—	1,955,158	5.8 years	—
				4,512,994		$6,358,740	3,465,292		$4,576,812
Restricted Stock and Performance Stock Units
The following table is a summary of our RSU and PSU activity for the nine months ended September 30, 2018:

	Number of RSU's Outstanding	Number of PSU's Outstanding	Total	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	812,262	466,499	1,278,761	$7.41
Granted	527,268	50,000	577,268	9.57
Vested	(209,946)	—	(209,946)	6.64
Canceled	(32,290)	(268,059)	(300,349)	8.12
Balance at September 30, 2018	1,097,294	248,440	1,345,734	8.30

				September 30, 2018
Total unrecognized compensation cost related to non-vested combined RSU/PSU				$9,368,353
Weighted average period to recognize compensation cost related to non-vested combined RSU/PSU				2.3 years
In 2017, we awarded 198,440 PSUs that entitle recipients to shares of our common stock if certain financial metrics are met for the fiscal year ending December 31, 2018. The PSUs entitle the recipients to an amount of shares of common stock that could range from 0% up to 500% of the number of units granted at the date of vesting depending on the level of achievement of the specified conditions. We expect that the financial metrics will be achieved and the PSUs will vest at 500%.
(9) Income Taxes
Our income tax provision for the three and nine months ended September 30, 2018 and 2017 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three and nine months ended September 30, 2018 is primarily related to current foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at September 30, 2018 and December 31, 2017.
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
(10) Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(1,614,770)	$(2,237,703)	$(10,979,847)	$(11,168,374)
Denominator:
Weighted average shares outstanding	27,871,168	27,471,248	27,717,793	27,377,058
Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.40)	$(0.41)
Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options outstanding	4,512,994	4,700,845	4,512,994	4,700,845
Restricted stock and performance stock units	1,345,734	1,109,961	1,345,734	1,109,961
	5,858,728	5,810,806	5,858,728	5,810,806

(11) Commitments and Contingencies
Legal Proceedings
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the quarters ended September 30, 2018 and 2017 was 101% and 102%, respectively.
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
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,614,770)	$(2,237,703)	$(10,979,847)	$(11,168,374)
Depreciation and amortization	1,214,214	1,007,083	3,761,482	4,015,240
Interest expense	325,253	272,293	964,423	751,644
Interest income	(3,029)	(1,238)	(6,661)	(2,564)
Income tax expense	113,201	130,039	317,943	906,557
EBITDA	34,869	(829,526)	(5,942,660)	(5,497,497)
Stock-based compensation	2,459,943	1,824,747	9,739,019	4,279,045
Change in fair value of contingent consideration liability	—	—	—	18,525
Adjusted EBITDA	$2,494,812	$995,221	$3,796,359	$(1,199,927)
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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel and related costs of our hosting, support, and content teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, software license fees, hosting costs, Internet connectivity, depreciation expenses directly related to delivering our solution, as well as amortization of capitalized software development costs. We generally expense our cost of subscription revenue as we incur the costs. Cost of subscription revenue for the full year 2018 as a percentage of revenue is expected to be consistent with or slightly lower than 2017 expenses.
Cost of Professional Services Revenue. Cost of professional services revenue consists primarily of personnel and related costs of our professional services team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, the costs of contracted third-party vendors, reimbursable expenses and depreciation, amortization and other allocated costs. As our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expense our cost of professional services revenue as we incur the costs. Cost of professional services revenue for 2018 as a percentage of revenue is expected to be consistent with or slightly lower than 2017 expenses.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes and stock-based compensation. It also includes the costs of promotional events, corporate communications, online marketing, solution marketing and other brand-building activities, in addition to depreciation, amortization and other allocated costs. When the initial customer contract is signed and upon any renewal, we capitalize and amortize commission costs under Accounting Standards Codification (ASC) 606 as an expense over the estimated customer life of 6.0 years. If a subscription agreement is terminated, we recognize the unamortized portion of any deferred commission cost as an expense immediately upon such termination. We believe that sales and marketing expenses for the full year 2018 as a percentage of revenue will be consistent with or slightly lower than 2017 expenses as sales and marketing cost remain steady and revenues increase.
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
General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and depreciation, amortization and other allocated costs. We believe that our general and administrative expenses for the full year 2018 as a percentage of revenue will be higher than 2017 expenses primarily for an increase in stock-based compensation.
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
During the nine months ended September 30, 2018, other than the adoption of ASC 606 (see Note 2(c)) in our notes to the condensed consolidated financial statements, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Subscription	$15,857,436	$14,944,160	$46,373,970	$43,532,217
Professional services	6,303,562	5,269,090	16,907,775	14,910,883
Total revenue	22,160,998	20,213,250	63,281,745	58,443,100
Cost of revenue:
Cost of subscription revenue	5,358,242	4,903,483	16,170,349	16,066,645
Cost of professional services revenue	4,102,453	4,247,519	12,727,948	12,396,228
Total cost of revenue	9,460,695	9,151,002	28,898,297	28,462,873
Gross profit	12,700,303	11,062,248	34,383,448	29,980,227
Operating expenses:
Sales and marketing	5,523,108	5,551,239	17,443,921	17,043,562
Research and development	3,515,997	3,830,431	11,066,004	11,201,577
General and administrative	4,840,543	3,517,187	15,577,665	11,247,825
Total operating expenses	13,879,648	12,898,857	44,087,590	39,492,964
Loss from operations	(1,179,345)	(1,836,609)	(9,704,142)	(9,512,737)
Interest income	3,029	1,238	6,661	2,564
Interest expense	(325,253)	(272,293)	(964,423)	(751,644)
Loss before income taxes	(1,501,569)	(2,107,664)	(10,661,904)	(10,261,817)
Income tax expense	113,201	130,039	317,943	906,557
Net loss	$(1,614,770)	$(2,237,703)	$(10,979,847)	$(11,168,374)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Subscription	72%	74%	73%	74%
Professional services	28	26	27	26
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription revenue (1)	34	33	35	37
Cost of professional services revenue (1)	65	81	75	83
Total cost of revenue	43	45	46	49
Gross profit	57	55	54	51
Operating expenses:
Sales and marketing	25	27	28	29
Research and development	16	19	17	19
General and administrative	22	17	25	19
Total operating expenses	63	63	70	67
Loss from operations	(6)	(8)	(16)	(16)
Interest income	—	—	—	—
Interest expense	(1)	(1)	(2)	(1)
Loss before income taxes	(7)	(9)	(18)	(17)
Income tax expense	1	1	1	2
Net loss	(8)%	(10)%	(19)%	(19)%
(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
On January 1, 2018, we adopted Accounting Standards Codification Topic 606 (ASC 606) using the modified retrospective method. The comparative information for 2017 has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 will reduce 2018 professional services revenue compared to 2017 due to the loss of the amortization of deferred services revenue from professional services billings delivered prior to December 31, 2017 for on-premise installations of our software. Also, under ASC 606, deferred commissions are amortized over an estimated customer life of six years, which differs from the previous standard whereby deferred commissions were amortized over the initial customer contract term. See Note 2(c) in our notes to the condensed consolidated financial statements for an explanation of the effect the adoption of this standard had on our condensed consolidated financial statements.

Revenue:	Three Months Ended September 30,		Change
	2018	2017	$	%
Subscription	$15,857,436	$14,944,160	$913,276	6.1%
Professional services	6,303,562	5,269,090	1,034,472	19.6%
Total revenue	$22,160,998	$20,213,250	$1,947,748	9.6%
Subscription Revenue. The increase was primarily related to an increase in both enterprise and mid-market customers for the three months ended September 30, 2018 compared to 2017. We have increased our customer count through our sales and marketing efforts.
Professional Services Revenue. The increase in professional services revenue was due to projects for new customers and existing customer upgrades, which resulted in higher demand for our professional services during the three months ended September 30, 2018 compared to 2017.
Total Revenue. Revenue from international customers accounted for 24% and 25% of total revenue for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018, one customer accounted for 9.8% of our total revenue and for the three months ended September 30, 2017, one customer accounted for 12.0% of total revenue.

Cost of Revenue:	Three Months Ended September 30,		Change
	2018	2017	$	%
Cost of subscription revenue	$5,358,242	$4,903,483	$454,759	9.3%
Cost of professional services revenue	4,102,453	4,247,519	(145,066)	(3.4)%
Total cost of revenue	$9,460,695	$9,151,002	$309,693	3.4%
Cost of Subscription Revenue. The increase was primarily the result of a $0.2 million increase in employee-related compensation costs and a $0.2 million increase in depreciation, amortization and other allocated costs.
Cost of Professional Services Revenue. The decrease was primarily the result of employee-related compensation costs transferred to our research and development team of $0.2 million compared to 2017 as our professional services organization temporarily assisted our engineering team and a decrease of $0.1 million for miscellaneous costs. This was offset by a $0.2 million increase in employee-related compensation costs.

Operating Expenses:	Three Months Ended September 30,		Change
	2018	2017	$	%
Sales and marketing	$5,523,108	$5,551,239	$(28,131)	(0.5)%
Research and development	3,515,997	3,830,431	(314,434)	(8.2)%
General and administrative	4,840,543	3,517,187	1,323,356	37.6%
Total operating expenses	$13,879,648	$12,898,857	$980,791	7.6%
Sales and Marketing Expenses. The slight decrease was primarily due to a decrease in commission costs of $0.3 million due to the change in how deferred commission costs are amortized under ASC 606 offset by and increase of $0.2 million for North America and European marketing events, and a $0.2 million increase in employee-related compensation costs.
Research and Development Expenses. The decrease was primarily due to higher software development costs capitalized in the period of $0.6 million compared to 2017, which was offset by an increase in employee-related compensation costs of $0.3 million.
General and Administrative Expenses. The increase was primarily due to an increase in stock-based compensation costs of $0.7 million and an increase of $0.3 million in employee-related costs.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue:	Nine Months Ended September 30,		Change
	2018	2017	$	%
Subscription	$46,373,970	$43,532,217	$2,841,753	6.5%
Professional services	16,907,775	14,910,883	1,996,892	13.4%
Total revenue	$63,281,745	$58,443,100	$4,838,645	8.3%
Subscription Revenue. The increase was primarily related to increases in both enterprise and mid-market customers for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017. We have increased our customer count through our increased sales and marketing efforts.
Professional Services Revenue. The increase in professional services revenue was due to projects for new customers and existing customer upgrades, which resulted in higher demand for our professional services during the nine months ended September 30, 2018 compared to 2017.
Total Revenue. Revenue from international customers accounted for 24% of total revenue for both the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, one customer accounted for 10.9% of our total revenue and for the nine months ended September 30, 2017, one customer accounted for 11.0% of total revenue.

Cost of Revenue:	Nine Months Ended September 30,		Change
	2018	2017	$	%
Cost of subscription revenue	$16,170,349	$16,066,645	$103,704	0.6%
Cost of professional services revenue	12,727,948	12,396,228	331,720	2.7%
Total cost of revenue	$28,898,297	$28,462,873	$435,424	1.5%
Cost of Subscription Revenue. The increase was primarily the result of higher stock-based compensation costs of $0.2 million and employee-related compensation costs of $0.1 million. This was offset by lower depreciation, amortization and other allocated costs of $0.2 million.
Cost of Professional Services Revenue. The increase was primarily the result of higher employee-related compensation costs of $0.4 million and stock-based compensation costs of $0.2 million. This was offset by an increase in employee-related compensation costs transferred to our research and development team of $0.3 million compared to 2017 as our professional services organization temporarily assisted our engineering team.

Operating Expenses:	Nine Months Ended September 30,		Change
	2018	2017	$	%
Sales and marketing	$17,443,921	$17,043,562	$400,359	2.3%
Research and development	11,066,004	11,201,577	(135,573)	(1.2)%
General and administrative	15,577,665	11,247,825	4,329,840	38.5%
Total operating expenses	$44,087,590	$39,492,964	$4,594,626	11.6%
Sales and Marketing Expenses. The increase was primarily due to an increase of $0.4 million in stock-based compensation costs, an increase of $0.5 million in employee-related compensation costs, and an increase of $0.2 million for North American marketing events. This was offset by a decrease in commission costs of $0.7 million due to the change in how deferred commission costs are amortized under ASC 606.
Research and Development Expenses. The decrease was primarily due to additional software development costs capitalized in the period of $1.3 million compared to 2017 and lower depreciation, amortization and other allocated costs of $0.2 million. This was offset by an increase of $0.7 million in employee-related compensation costs and an increase of $0.7 million in stock-based compensation costs.
General and Administrative Expenses. The increase was primarily due to an increase of $4.0 million in stock-based compensation costs.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2018	2017
Cash provided by (used in):
Operating activities	$4,913,253	$(2,751,906)
Investing activities	(2,768,114)	(1,592,129)
Financing activities	(1,171,087)	(2,774,951)

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$10,140,432	$9,360,601
Accounts receivable, net	12,603,370	16,957,044
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
Net Cash Flows from Operating Activities
For the nine months ended September 30, 2018, net cash provided by operating activities was $4.9 million, which reflects our net loss of $11.0 million, adjusted for non-cash charges of $13.6 million consisting primarily of $9.7 million for stock-based compensation and $3.8 million for depreciation and amortization. Additionally, we had a $2.3 million increase in our working capital accounts consisting primarily for an increase of $4.0 million in accounts and unbilled receivables offset by a $1.3 million decrease in accounts payable.
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
Our deferred revenue was $35.7 million at September 30, 2018 and $39.6 million at December 31, 2017. Deferred revenue reflects the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement. With respect to professional services fees, customers are invoiced as the services are performed, and the invoices are recorded in accounts receivable. The adoption of ASC 606 on January 1, 2018, required us to change how we account for professional service contracts for on-premise customers, which had a direct impact on deferred revenue. See Note 2 (c) to our condensed consolidated financial statements for the full impact of the adoption of ASC 606.
Net Cash Flows from Investing Activities
For the nine months ended September 30, 2018, net cash used in investing activities was $2.8 million and primarily consisted of $2.5 million for capitalization of software development costs.
For the nine months ended September 30, 2017, net cash used in investing activities was $1.6 million and primarily consisted of $1.2 million for capitalization of software development costs.
 Net Cash Flows from Financing Activities
For the nine months ended September 30, 2018, net cash used in financing activities was $1.2 million and consisted of capital lease repayments of $1.1 million and term loan repayments of $0.6 million offset by cash received of $0.5 million for stock option exercises.

For the nine months ended September 30, 2017, net cash used in financing activities was $2.8 million and consisted of $1.3 million paid for acquisition contingent consideration related to the ecVision acquisition, capital lease repayments of $1.2 million and term loan repayments of $0.5 million.
Credit Agreement
In March 2015, we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20.0 million, and (ii) a senior secured revolving credit facility (the Revolver) that was subsequently amended to a borrowing limit of $15.0 million, and which includes a $2.0 million sublimit for the issuance of letters of credit. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of September 30, 2018, we were in compliance with all the reporting and financial covenants. In February 2017, we negotiated to extend the maturity date for both the Term Loan and the Revolver to December 31, 2019.
The outstanding balance for the Term Loan as of September 30, 2018 was $13.0 million, net of unaccreted discount and deferred financing costs of $44,511, and the outstanding balance under the Revolver was $6.0 million. For the nine months ended September 30, 2018, the weighted average interest rate used was 5.37% for the Term Loan and 6.03% for the Revolver.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, we do not engage in off-balance sheet financing arrangements. Our operating lease arrangements do not and are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital resources and capital expenditures. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Historically, we have incurred net losses and negative cash flows from operations. For the nine months ending September 30, 2018, we have generated positive cash flows from operations. We also have an accumulated deficit of $173.9 million as of September 30, 2018. Our primary sources of liquidity have been proceeds from our initial public offering, cash and cash equivalents, accounts receivable, cash from operations and borrowings from our credit facility.
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
Based upon our existing cash and cash equivalents balances, borrowings from our credit facility and our projected operating results, management believes that we have adequate resources to satisfy our liquidity requirements through at least the next twelve months from issuance of this quarterly report.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of September 30, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have concluded that the material weakness in internal control over financial reporting described below that was remediated as of September 30, 2018 does not impact the effectiveness of our disclosure controls and procedures as of such date.
Changes in Internal Control over Financial Reporting
In our third quarter of fiscal year 2018, management determined a deficiency associated with the accounting for performance-based stock units. This deficiency did not have a material impact on our financial results reported herein, and we recorded an immaterial cumulative adjustment for the periods ended March 31, 2018 and June 30, 2018. Management has concluded that the presence of the deficiency within the accounting process related to the performance-based stock units rose to a level of material weakness in our internal control over financial reporting as of March 31, 2018 and June 30, 2018. As of September 30, 2018, management remediated the material weakness by enhancing and adding additional review controls over the accounting for performance-based awards. We will continue to monitor these new controls and implement additional enhancements as needed.
Subject to the foregoing, there were no other changes in our internal control over financial reporting during our quarter ended September 30, 2018, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMBER ROAD, INC.

Date: November 9, 2018	By:	/s/ THOMAS E. CONWAY
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