Form 10-Q
period 2019-03-31
Amber Road, Inc.
filed 2019-05-10
CIK 1314223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	AMBR	New York Stock Exchange
On April 30, 2019, the registrant had outstanding 28,413,436 shares of common stock, $0.001 par value per share.

AMBER ROAD, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2019

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, including those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2018, and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. As used in this report, the terms "Amber Road", "we", "us", and "our" mean Amber Road, Inc. and its subsidiaries unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$9,598,587	$7,514,719
Accounts receivable, net	14,434,126	17,171,777
Unbilled receivables	906,341	1,004,447
Deferred commissions	3,830,514	4,023,473
Prepaid expenses and other current assets	2,053,661	1,977,662
Total current assets	30,823,229	31,692,078
Property and equipment, net	10,135,838	10,132,808
Operating lease right-of-use assets	6,960,567	—
Goodwill	43,691,635	43,731,942
Other intangibles, net	3,688,897	3,953,582
Deferred commissions	8,474,230	9,092,591
Deposits and other assets	1,613,214	1,499,976
Total assets	$105,387,610	$100,102,977
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,987,489	$2,473,289
Accrued expenses	7,527,090	9,509,166
Current portion of finance lease obligations	1,049,157	1,263,375
Current portion of operating lease obligations	3,141,603	—
Deferred revenue	36,153,351	35,039,155
Current portion of term loan, net of discount	714,745	714,745
Total current liabilities	51,573,435	48,999,730
Finance lease obligations, less current portion	1,093,739	1,197,399
Operating lease obligations, less current portion	5,245,562	—
Deferred revenue, less current portion	213,449	265,324
Term loan, net of discount, less current portion	11,875,804	12,054,490
Revolving credit facility	6,000,000	6,000,000
Other noncurrent liabilities	639,073	1,808,479
Total liabilities	76,641,062	70,325,422
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding 28,413,436 and 27,841,498 shares at March 31, 2019 and December 31, 2018, respectively	28,414	27,842
Additional paid-in capital	210,653,061	208,349,895
Accumulated other comprehensive loss	(2,109,116)	(2,097,434)
Accumulated deficit	(179,825,811)	(176,502,748)
Total stockholders’ equity	28,746,548	29,777,555
Total liabilities and stockholders’ equity	$105,387,610	$100,102,977
See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Subscription	$15,773,612	$15,089,112
Professional services	5,323,051	4,975,280
Total revenue	21,096,663	20,064,392
Cost of revenue (1):
Cost of subscription revenue	5,204,707	5,330,529
Cost of professional services revenue	3,869,845	4,321,138
Total cost of revenue	9,074,552	9,651,667
Gross profit	12,022,111	10,412,725
Operating expenses (1):
Sales and marketing	5,659,308	5,982,350
Research and development	3,423,220	3,678,985
General and administrative	5,734,367	5,739,540
Total operating expenses	14,816,895	15,400,875
Loss from operations	(2,794,784)	(4,988,150)
Interest income	2,089	993
Interest expense	(357,015)	(299,599)
Loss before income taxes	(3,149,710)	(5,286,756)
Income tax expense	173,353	127,081
Net loss	$(3,323,063)	$(5,413,837)

Net loss per share (Note 9):
Basic and diluted	$(0.12)	$(0.20)
Weighted-average shares outstanding (Note 9):
Basic and diluted	28,576,283	27,596,070

(1) Includes stock-based compensation as follows:
	Three Months Ended March 31,
	2019	2018
Cost of subscription revenue	$121,235	$323,915
Cost of professional services revenue	102,912	219,793
Sales and marketing	234,683	520,069
Research and development	326,091	658,486
General and administrative	1,197,195	2,529,970
	$1,982,116	$4,252,233

See accompanying notes to condensed consolidated financial statements.

 AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(3,323,063)	$(5,413,837)
Other comprehensive loss:
Foreign currency translation	(11,682)	(207,180)
Total other comprehensive loss	(11,682)	(207,180)
Comprehensive loss	$(3,334,745)	$(5,621,017)

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	27,841,498	$27,842	$208,349,895	$(2,097,434)	$(176,502,748)	$29,777,555
Net loss	—	—	—	—	(3,323,063)	(3,323,063)
Other comprehensive loss	—	—	—	(11,682)	—	(11,682)
Exercise of stock options	89,594	90	321,532	—	—	321,622
Common stock issued for vested restricted stock units	482,344	482	(482)	—	—	—
Stock-based compensation expense	—	—	1,982,116	—	—	1,982,116
Balance at March 31, 2019	28,413,436	$28,414	$210,653,061	$(2,109,116)	$(179,825,811)	$28,746,548

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	27,288,985	$27,289	$195,203,097	$(1,822,396)	$(167,908,038)	$25,499,952
Adoption of new accounting standard	—	—	—	—	5,007,810	5,007,810
Net loss	—	—	—	—	(5,413,837)	(5,413,837)
Other comprehensive loss	—	—	—	(207,180)	—	(207,180)
Exercise of stock options	15,836	16	81,001	—	—	81,017
Common stock issued for vested restricted stock units	26,201	26	(26)	—	—	—
Stock-based compensation expense	—	—	4,252,233	—	—	4,252,233
Balance at March 31, 2018	27,331,022	$27,331	$199,536,305	$(2,029,576)	$(168,314,065)	$29,219,995

See accompanying notes to condensed consolidated financial statements.

AMBER ROAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,323,063)	$(5,413,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,221,705	1,284,346
Bad debt expense	8,598	2,199
Stock-based compensation	1,982,116	4,252,233
Accretion of debt discount	8,814	8,902
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	2,844,760	3,357,243
Prepaid expenses and other assets	638,801	(869,287)
Accounts payable	507,397	(600,915)
Accrued expenses	(1,952,449)	(689,650)
Other liabilities	255,871	381,842
Deferred revenue	1,053,505	(285,938)
Net cash provided by operating activities	3,246,055	1,427,138
Cash flows from investing activities:
Capital expenditures	(106,105)	(15,607)
Addition of capitalized software development costs	(725,773)	(850,373)
Cash (paid) received for deposits	(25,907)	421
Net cash used in investing activities	(857,785)	(865,559)
Cash flows from financing activities:
Proceeds from revolving line of credit	1,500,000	7,000,000
Payments on revolving line of credit	(1,500,000)	(7,000,000)
Payments on term loan	(187,500)	(187,500)
Repayments on finance lease obligations	(431,519)	(357,989)
Proceeds from the exercise of stock options	321,622	81,017
Net cash used in financing activities	(297,397)	(464,472)
Effect of exchange rate on cash, cash equivalents and restricted cash	(7,005)	(145,296)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,083,868	(48,189)
Cash, cash equivalents and restricted cash at beginning of period	7,571,119	9,417,001
Cash, cash equivalents and restricted cash at end of period	$9,654,987	$9,368,812

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$9,598,587	$9,312,412
Restricted cash in deposits and other assets	56,400	56,400
Total cash, cash equivalents and restricted cash	$9,654,987	$9,368,812

Supplemental disclosures of cash flow information:
Cash paid for interest	$348,202	$290,697
Non-cash property and equipment acquired under finance leases	2,483,193	318,014
Non-cash right-of-use assets acquired under operating leases	7,781,725	—
Non-cash property and equipment purchases in accounts payable	22,200	—

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
(2) Summary of Significant Accounting Policies and Practices
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of our financial position and results of operations have been included. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries primarily located in India, China and Europe. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for other interim periods or future years. The consolidated balance sheet as of December 31, 2018 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2018.
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
Professional Services Revenue for On-Premise Customers
For customers that take possession of the software, billings for professional services will be recognized as revenue when services are performed.
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
Costs to Obtain and Fulfill a Contract
We defer commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and deferred upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over an estimated customer life of 6 years. We determined the period of amortization of deferred commissions by taking into consideration our customer contracts, our technology and other factors.
Our commission costs deferred and amortized in the period are as follows:

	Three Months Ended March 31,
	2019	2018
Commission costs deferred	$296,046	$670,037
Commission costs amortized	1,107,366	999,576
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2019	December 31, 2018
Current:
Subscription revenue	$35,901,595	$34,849,486
Professional services revenue	251,756	189,669
Total current	36,153,351	35,039,155
Noncurrent:
Subscription revenue	213,449	265,324
Total noncurrent	213,449	265,324
Total deferred revenue	$36,366,800	$35,304,479
The amount of subscription revenue and professional services revenue recognized that was included in the beginning balance of deferred revenue is as follows:

	Three Months Ended March 31,
	2019	2018
Subscription revenue	$13,424,374	$13,164,922
Professional services revenue	89,140	349,222
As of March 31, 2019, $127,359,267 of revenue is expected to be recognized from remaining performance obligations for subscription contracts and is expected to be recognized over the next 6.8 years. Remaining performance obligations for professional services contracts are recognized within one year or less.
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
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019	December 31, 2018
Cash	$9,555,117	$7,471,075
Money market accounts	43,470	43,644
	$9,598,587	$7,514,719
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

	March 31, 2019	December 31, 2018
Assets:
Cash equivalents - money market accounts	$43,470	$43,644
Restricted cash - money market accounts	56,400	56,400
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
Major Customers and Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our customer base is principally comprised of enterprise and mid-market companies within industries including Chemical/Pharmaceutical, High Technology/Electronics, Industrial/Manufacturing, Logistics, Oil & Gas, and Retail/Apparel. We do not require collateral from our customers. For the three months ended March 31, 2019, no customer accounted for more than 10% of our total revenue. For the three months ended March 31, 2018, one customer accounted for 12.0% of our total revenue. As of March 31, 2019 and December 31, 2018, no single customer accounted for more than 10% of our total accounts receivable.
Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related professional services to customers primarily in two geographical markets. Revenue by geographic location based on the billing address of our customers is as follows:

	Three Months Ended March 31,
Country	2019	2018
United States	$16,059,619	$15,237,501
International	5,037,044	4,826,891
Total revenue	$21,096,663	$20,064,392
For the three months ended March 31, 2019 and 2018, no single country other than the United States had revenue greater than 10% of our total revenue.
Long-lived assets by geographic location is as follows:

Country	March 31, 2019	December 31, 2018
United States	$9,219,019	$9,310,108
International	916,819	822,700
Total long-lived assets	$10,135,838	$10,132,808

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Adjustments to Previously Reported Amounts
Immaterial Correction of an Error. As previously disclosed, during the third quarter of 2018, we revised previously reported stock-based compensation expense for the three months ended March 31, 2018 related to certain performance stock units due to a change in performance conditions. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the prior periods. The correction of the immaterial error resulted in an increase of $2,246,644 to stock-based compensation for the three months ended March 31, 2018.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We early adopted this standard on January 1, 2019 and it did not have a material effect on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We adopted this standard on January 1, 2019 on a modified retrospective basis and have not restated comparative amounts. Also, we elected the practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. As a result, on January 1, 2019, we recorded operating lease right-of-use (ROU) assets of $7,781,725 and operating lease liabilities of $9,302,876 in our condensed consolidated balance sheet. Our capital leases that existed as of January 1, 2019 are now classified as finance leases.
(3) Property and Equipment

	March 31, 2019	December 31, 2018
Computer software and equipment	$15,858,651	$15,674,596
Software development costs	16,026,662	15,300,893
Furniture and fixtures	1,752,102	1,713,226
Leasehold improvements	2,643,360	2,643,337
Total property and equipment	36,280,775	35,332,052
Less: accumulated depreciation and amortization	(26,144,937)	(25,199,244)
Total property and equipment, net	$10,135,838	$10,132,808

	Three Months Ended March 31,
	2019	2018
Depreciation and amortization expense	$963,904	$1,024,853
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

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Information related to capitalized software costs is as follows:

	Three Months Ended March 31,
	2019	2018
Software costs capitalized	$725,773	$850,373
Software costs amortized (1)	475,975	454,232
(1) Included in cost of subscription revenue on the accompanying condensed consolidated statements of operations.
	March 31, 2019	December 31, 2018
Capitalized software costs not yet subject to amortization	$1,563,448	$2,372,042

(4) Accrued Expenses

	March 31, 2019	December 31, 2018
Accrued bonus	$2,845,344	$3,648,837
Accrued commissions	1,368,566	2,466,219
Deferred rent	—	423,301
Accrued professional fees	1,532,585	935,881
Accrued taxes	805,962	745,105
Other accrued expenses	974,633	1,289,823
Total	$7,527,090	$9,509,166

(5) Leases
We determine if an arrangement is or contains a lease at inception. We have non-cancelable operating leases primarily for office space and finance leases primarily for network equipment. Leases with an initial term of less than 12 months are not recorded in our condensed consolidated balance sheet. Leases with an initial term in excess of 12 months are recorded as operating or financing leases in our condensed consolidated balance sheet.
Our lease terms may include an option to extend the lease. The exercise of lease renewal options is at our sole discretion. When deemed reasonably certain of exercise, the renewal option is included in the determination of the lease term and lease payment obligation, respectively.
Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, we use the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date, including the lease term. When a lease agreement contains lease and non-lease components, we combine them for accounting purposes. Operating lease ROU assets are shown separately and finance lease assets are included in property and equipment in the condensed consolidated balance sheet.
Lease costs consists of the following:

Three Months Ended March 31, 2019
Amortization of finance lease assets	$389,744
Interest on finance lease obligations	57,168
Operating lease costs	763,998
Short-term lease costs	49,034
Sublease income	(77,499)
Total lease costs	$1,182,445

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We have a sublease related to one of our existing office spaces. The term of the sublease is through August 2022, the same as our underlying existing lease. As of March 31, 2019, fixed sublease payments to us are escalating over the remaining term of the lease and aggregate to $1,359,153.
Weighted-average remaining lease terms and discount rates are as follows:

March 31, 2019
Weighted-average remaining lease terms:
Finance leases	2.3 years
Operating leases	3.5 years

Weighted-average discount rate:
Finance leases	8.8%
Operating leases	6.8%
The following table presents aggregate lease maturities as of March 31, 2019:

	Finance Leases	Operating Leases
Remainder of 2019	$981,582	$2,567,219
2020	758,046	2,565,333
2021	466,939	2,016,773
2022	192,769	1,422,944
2023	—	668,646
2024 and thereafter	—	157,021
Total	2,399,336	9,397,936
Less amount representing interest	(256,440)	(1,010,771)
Present value of net minimum lease payments	2,142,896	8,387,165
Less current installments of lease obligations	(1,049,157)	(3,141,603)
Lease obligations excluding current installments	$1,093,739	$5,245,562
The following table presents aggregate lease maturities as of December 31, 2018:

	Capital Leases	Operating Leases
2019	$1,431,296	$4,296,528
2020	719,074	2,663,588
2021	427,967	1,450,505
2022	153,798	906,176
2023	—	461,453
2024 and thereafter	—	157,021
Total minimum lease payments	2,732,135	$9,935,271
Less amount representing interest	(271,361)
Present value of net minimum capital lease payments	2,460,774
Less current installments of obligations under capital leases	(1,263,375)
Obligations under capital leases excluding current installments	$1,197,399

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental cash flow information related to leases is as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$865,725

(6) Debt
In March 2015, we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20,000,000, and (ii) a senior secured revolving credit facility (the Revolver) that was subsequently amended to a borrowing limit of $15,000,000, and which includes a $2,000,000 sublimit for the issuance of letters of credit. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of March 31, 2019, we were in compliance with all the reporting and financial covenants. In February 2017, the maturity date for both the Term Loan and the Revolver was extended to December 31, 2019. On December 26, 2018, we negotiated to extend the maturity date for both the Term Loan and the Revolver to
December 31, 2021.
The outstanding balance for the Term Loan as of March 31, 2019 was $12,590,549, net of unaccreted discount and deferred financing costs of $96,951, and the outstanding balance under the Revolver was $6,000,000. For the three months ended March 31, 2019, the weighted average interest rate used was 6.06% for the Term Loan and 6.75% for the Revolver.
The following table reflects the schedule of principal payments for the Term Loan as of March 31, 2019:

Principal Payments
Remainder of 2019	$562,500
2020	750,000
2021	11,375,000
$12,687,500

(7) Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees (including officers), non-employee directors and consultants, and those of our affiliates. Awards granted under our 2012 Omnibus Incentive Compensation Plan (the 2012 Plan) include common stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs), and restricted stock awards. The 2002 Stock Option Plan (the 2002 Plan) expired in 2012 and we are no longer making grants under it. Information related to the 2012 Plan and the 2002 Plan as of March 31, 2019 is as follows:

	2012 Plan	2002 Plan
Shares of common stock authorized for issuance	9,646,696	4,939,270
Stock options outstanding	4,206,756	150,835
RSUs outstanding	1,148,739	—
PSUs outstanding	50,000	—
Shares available for future grant	129,135	—

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Options
The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	*	2.71%
Expected volatility	*	31.22%
Expected dividend yield	*	—
Expected life in years	*	6.25
Weighted average fair value of options granted	*	$3.63
* There were no options granted during the three months ended March 31, 2019.
The computation of expected volatility is based on historical volatility of comparable public companies. The volatility percentage represents the mean volatility of these companies. The computation of expected life was determined based on the simplified method. The risk-free interest rate is based on U.S. Treasury yields for zero-coupon bonds with a term consistent with the expected life of the options.
Information for the 2002 Plan and 2012 Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2018	4,447,185	$10.04
Granted	—	—
Exercised	(89,594)	3.59
Canceled	—	—
Expired	—	—
Balance at March 31, 2019	4,357,591	10.18

	March 31,
	2019	2018
Total intrinsic value of options exercised	$513,308	$70,170
Weighted average exercise price of fully vested options	$10.62	$10.52
Weighted average remaining term of fully vested options	5.7 years	6.1 years
Total unrecognized compensation cost related to non-vested stock options	$1,873,735	$4,599,373
Weighted average period to recognize compensation cost related to non-vested stock options	2.3 years	2.4 years

				Options Outstanding			Options Exercisable
Exercise Price Per Share				Options Outstanding	Weighted Average Remaining Contractual Life	Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value
$2.31	-	$3.74	.	275,320	4.8 years	$1,573,022	226,558	4.3 years	$1,332,625
4.13	-	7.20	.	673,092	6.9 years	1,344,515	409,868	6.2 years	935,702
8.07	-	12.62	.	1,454,021	7.0 years	559,533	1,022,283	6.4 years	486,562
13.00	-	15.90	.	1,955,158	5.3 years	—	1,955,158	5.3 years	—
				4,357,591		$3,477,070	3,613,867		$2,754,889

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock and Performance Stock Units
The following table is a summary of our RSU and PSU activity for the three months ended March 31, 2019:

	Number of RSU's Outstanding	Number of PSU's Outstanding	Total	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	1,189,899	248,440	1,438,339	$8.58
Granted	131,669	—	131,669	9.69
Performance condition adjustment	—	793,760	793,760	—
Vested	(172,829)	(992,200)	(1,165,029)	8.69
Canceled	—	—	—	—
Balance at March 31, 2019	1,148,739	50,000	1,198,739	8.65

				March 31, 2019
Total unrecognized compensation cost related to non-vested combined RSU/PSU				$8,454,582
Weighted average period to recognize compensation cost related to non-vested combined RSU/PSU				2.8 years
In 2017, we awarded 198,440 PSUs that entitle recipients to shares of our common stock if certain financial metrics are met for the fiscal year ending December 31, 2018. The PSUs entitle the recipients to an amount of shares of common stock that could range from 0% up to 500% of the number of units granted at the date of vesting depending on the level of achievement of the specified conditions. The financial metrics were achieved and the PSUs vested at 500% in March 2019.
(8) Income Taxes
Our income tax provision for the three months ended March 31, 2019 and 2018 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year. The tax provision for the three months ended March 31, 2019 is primarily related to current foreign income taxes.
We have historically incurred operating losses and, given our cumulative losses and no history of profits, we have recorded a full valuation allowance against our deferred tax assets at March 31, 2019 and December 31, 2018.
We have a federal net operating loss (NOL) carryforward of $91,166,826 and $88,442,842 as of December 31, 2018 and 2017, respectively. We expect to be in a taxable loss position for 2019. The federal NOL carryforward will begin to expire in 2019. If not used, these NOLs may be subject to limitation under Internal Revenue Code (IRC) Section 382 should there be a greater than 50% ownership change as determined under the regulations.
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
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years 2015 and forward remain open for examination for federal tax purposes and tax years 2014 and forward remain open for examination for our more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, NOL carryforwards at December 31, 2019 will remain subject to examination until the respective tax year is closed.

AMBER ROAD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On December 22, 2017, H.R. 1 (also, known as the Tax Cuts and Jobs Act (the Act)) was signed into law. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. federal corporate tax rate from 35% to 21%. As a result, we believe that the most significant impact on our consolidated financial statements was a reduction in deferred tax assets related to NOLs and other deferred tax assets. Such reduction was offset by an equal reduction to our valuation allowance. Additionally, we have full ownership of various foreign subsidiaries. At December 31, 2017 and November 2, 2017, the cumulative earnings and profits of these entities combined were negative. Accordingly, we are not liable for the transition tax enacted under the Act. The Act also introduced a tax on global intangible low-taxed income (GILTI), which had no impact on the 2018 year. We have completed the accounting for the tax impact of the Act as of December 31, 2018 and recorded no provisional amounts.
(9) Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(3,323,063)	$(5,413,837)
Denominator:
Weighted average shares outstanding	28,576,283	27,596,070
Basic and diluted net loss per share	$(0.12)	$(0.20)
Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

	Three Months Ended March 31,
	2019	2018
Stock options outstanding	4,357,591	4,782,911
Restricted stock and performance stock units	1,198,739	1,451,534
	5,556,330	6,234,445

(10) Commitments and Contingencies
Legal Proceedings
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial position, results of operations, or liquidity.
Indemnifications
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and cash flows should be read in conjunction with (i) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (ii) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and in Item 1A in our Annual Report on Form 10-K.
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
Annualized Recurring Revenue Retention. We believe our annualized recurring revenue retention rate is an important metric to measure the long-term value of customer agreements with regard to revenue and billings visibility. We calculate our annualized recurring revenue retention rate by comparing, for a given quarter, subscription revenue for all customers in the corresponding quarter of the prior year to the subscription revenue from those same customers in the given quarter and calculating the average of the four quarters for the stated year. The annualized recurring revenue retention rate for the quarters ended March 31, 2019 and 2018 was 100% and 103%, respectively.
Adjusted EBITDA. EBITDA consists of net income (loss) plus depreciation and amortization, interest expense (income) and income tax expense (benefit). Adjusted EBITDA consists of EBITDA plus our non-cash stock-based compensation expense and proxy contest costs related to an activist investor. We use adjusted EBITDA as a measure of operating performance because it assists us in comparing performance on a consistent basis across reporting periods, as it removes from our operating results the impact of our capital structure. We believe adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of performance exclusive of our capital structure and the method by which assets were acquired.

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
•adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;
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
The following table provides a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
Net loss	$(3,323,063)	$(5,413,837)
Depreciation and amortization	1,221,705	1,284,346
Interest expense	357,015	299,599
Interest income	(2,089)	(993)
Income tax expense	173,353	127,081
EBITDA	(1,573,079)	(3,703,804)
Stock-based compensation	1,982,116	4,252,233
Proxy contest costs	1,096,026	—
Adjusted EBITDA	$1,505,063	$548,429
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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel and related costs of our hosting, support, and content teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, software license fees, hosting costs, Internet connectivity, depreciation expenses directly related to delivering our solution, as well as amortization of capitalized software development costs. We generally expense our cost of subscription revenue as we incur the costs. Cost of subscription revenue for the full year 2019 as a percentage of revenue is expected to be consistent with or slightly lower than 2018 expenses.
Cost of Professional Services Revenue. Cost of professional services revenue consists primarily of personnel and related costs of our professional services team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, the costs of contracted third-party vendors, reimbursable expenses and depreciation, amortization and other allocated costs. As our personnel are employed on a full-time basis, our cost of professional services is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expense our cost of professional services revenue as we incur the costs. Cost of professional services revenue for 2019 as a percentage of revenue is expected to be consistent with or slightly lower than 2018 expenses.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, research and development, and general and administrative.
Sales and Marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes and stock-based compensation. It also includes the costs of promotional events, corporate communications, online marketing, solution marketing and other brand-building activities, in addition to depreciation, amortization and other allocated costs. When the initial customer contract is signed and upon any renewal, we capitalize and amortize commission costs under Accounting Standards Codification (ASC) 606 as an expense over the estimated customer life of 6.0 years. If a subscription agreement is terminated, we recognize the unamortized portion of any deferred commission cost as an expense immediately upon such termination. We believe that sales and marketing expenses for the full year 2019 as a percentage of revenue will be consistent with or slightly lower than 2018 expenses.
Research and Development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and costs of certain third-party contractors, as well as depreciation, amortization and other allocated costs. We capitalize development costs related to the development of our solution modules and amortize them over their useful life. We have devoted our solution modules development efforts primarily to enhancing the functionality and expanding the capabilities of our solution. We believe that our research and development expenses for the full year 2019 as a percentage of revenue will be consistent with or slightly lower than 2018 expenses.
General and Administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staffs, including salaries, benefits, bonuses, payroll taxes and stock-based compensation, professional fees, other corporate expenses and depreciation, amortization and other allocated costs. We believe that our general and administrative expenses for the full year 2019 as a percentage of revenue will be slightly lower than 2018 expenses.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest income on our cash balances, and interest expense on outstanding debt and capital lease obligations.
Income Tax Expense
Because we have generated net losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have historically not recorded a provision for federal or state income taxes. The tax provision for the year ended December 31, 2019 will be exclusively related to actual foreign income taxes and is a result of the cost-plus transfer pricing agreements we have in place with our foreign subsidiaries, primarily in India, Germany and the United Kingdom. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, and similar state provisions. We completed an Internal Revenue Code Section 382 study through June 2016, which concluded that we have experienced several ownership changes, causing limitations on the annual use of the net operating loss carryforwards. In the event we have future changes in ownership, the availability of net operating losses could be further limited.

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
During the three months ended March 31, 2019, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K.
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

	Three Months Ended March 31,
	2019	2018
Revenue:
Subscription	$15,773,612	$15,089,112
Professional services	5,323,051	4,975,280
Total revenue	21,096,663	20,064,392
Cost of revenue:
Cost of subscription revenue	5,204,707	5,330,529
Cost of professional services revenue	3,869,845	4,321,138
Total cost of revenue	9,074,552	9,651,667
Gross profit	12,022,111	10,412,725
Operating expenses:
Sales and marketing	5,659,308	5,982,350
Research and development	3,423,220	3,678,985
General and administrative	5,734,367	5,739,540
Total operating expenses	14,816,895	15,400,875
Loss from operations	(2,794,784)	(4,988,150)
Interest income	2,089	993
Interest expense	(357,015)	(299,599)
Loss before income taxes	(3,149,710)	(5,286,756)
Income tax expense	173,353	127,081
Net loss	$(3,323,063)	$(5,413,837)

	Three Months Ended March 31,
	2019	2018
Revenue:
Subscription	75%	75%
Professional services	25	25
Total revenue	100	100
Cost of revenue:
Cost of subscription revenue (1)	33	35
Cost of professional services revenue (1)	73	87
Total cost of revenue	43	48
Gross profit	57	52
Operating expenses:
Sales and marketing	27	30
Research and development	16	18
General and administrative	27	29
Total operating expenses	70	77
Loss from operations	(13)	(25)
Interest income	—	—
Interest expense	(2)	(1)
Loss before income taxes	(15)	(26)
Income tax expense	1	1
Net loss	(16)%	(27)%
(1) The table shows cost of revenue as a percentage of each component of revenue.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue:	Three Months Ended March 31,		Change
	2019	2018	$	%
Subscription	$15,773,612	$15,089,112	$684,500	4.5%
Professional services	5,323,051	4,975,280	347,771	7.0%
Total revenue	$21,096,663	$20,064,392	$1,032,271	5.1%
Subscription Revenue. The increase was primarily related to an increase in both enterprise and mid-market customers for the three months ended March 31, 2019 compared to 2018. We have increased our customer count through our sales and marketing efforts.
Professional Services Revenue. The increase in professional services revenue was due to projects for new customers and existing customer upgrades, which resulted in higher demand for our professional services during the three months ended March 31, 2019 compared to 2018.
Total Revenue. Revenue from international customers accounted for 24% of total revenue for both the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019, no customer accounted for more than 10% of our total revenue and for the three months ended March 31, 2018, one customer accounted for 12.0% of total revenue.

Cost of Revenue:	Three Months Ended March 31,		Change
	2019	2018	$	%
Cost of subscription revenue	$5,204,707	$5,330,529	$(125,822)	(2.4)%
Cost of professional services revenue	3,869,845	4,321,138	(451,293)	(10.4)%
Total cost of revenue	$9,074,552	$9,651,667	$(577,115)	(6.0)%
Cost of Subscription Revenue. The decrease was primarily due to a $0.2 million decrease in stock-based compensation.
Cost of Professional Services Revenue. The decrease was primarily due to a $0.1 million decrease in employee-related compensation costs, a $0.1 million decrease in stock-based compensation costs, a $0.1 million decrease in travel costs, and a $0.1 million decrease in depreciation, amortization and other allocated costs.

Operating Expenses:	Three Months Ended March 31,		Change
	2019	2018	$	%
Sales and marketing	$5,659,308	$5,982,350	$(323,042)	(5.4)%
Research and development	3,423,220	3,678,985	(255,765)	(7.0)%
General and administrative	5,734,367	5,739,540	(5,173)	(0.1)%
Total operating expenses	$14,816,895	$15,400,875	$(583,980)	(3.8)%
Sales and Marketing Expenses. The decrease was primarily due to a $0.3 million decrease in stock-based compensation costs and a $0.1 million decrease in North American marketing events. This was offset by an increase of $0.1 million in Asia marketing events.
Research and Development Expenses. The decrease was primarily due to a $0.3 million decrease in stock-based compensation costs.
General and Administrative Expenses. The slight decrease was primarily due to a $1.0 million increase in professional fees primarily for proxy contest costs related to an activist investor, a $0.1 million increase in employee-related costs, and a $0.1 million increase in foreign taxes. This was offset by a $1.3 million decrease in stock-based compensation costs.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2019	2018
Cash provided by (used in):
Operating activities	$3,246,055	$1,427,138
Investing activities	(857,785)	(865,559)
Financing activities	(297,397)	(464,472)

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$9,598,587	$7,514,719
Accounts receivable, net	14,434,126	17,171,777
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
Net Cash Flows from Operating Activities
For the three months ended March 31, 2019, net cash provided by operating activities was $3.2 million, which reflects our net loss of $3.3 million, adjusted for non-cash charges of $3.2 million consisting primarily of $2.0 million for stock-based compensation and $1.2 million for depreciation and amortization. Additionally, we had a $3.3 million increase in our working capital accounts consisting primarily of an increase of $2.8 million in accounts and unbilled receivables and a $1.1 million increase in deferred revenue. This was offset by a $2.0 million decrease in accrued expenses.
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
Our deferred revenue was $36.4 million at March 31, 2019 and $35.3 million at December 31, 2018. The increases and decreases in deferred revenue at the end of each of these periods reflect the timing of invoicing to new and existing customers offset by amortization of previously billed subscription agreements. Customers are invoiced annually in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, which is then recognized ratably over the term of the subscription agreement.
Net Cash Flows from Investing Activities
For the three months ended March 31, 2019, net cash used in investing activities was $0.9 million and primarily consisted of $0.7 million for capitalization of software development costs.
For the three months ended March 31, 2018, net cash used in investing activities was $0.9 million and primarily consisted of $0.9 million for capitalization of software development costs.
 Net Cash Flows from Financing Activities
For the three months ended March 31, 2019, net cash used in financing activities was $0.3 million and consisted of finance lease repayments of $0.4 million and term loan repayments of $0.2 million offset by cash received of $0.3 million for stock option exercises.
For the three months ended March 31, 2018, net cash used in financing activities was $0.5 million and consisted of finance lease repayments of $0.4 million and term loan repayments of $0.2 million.

Credit Agreement
In March 2015, we entered into a credit agreement (the Credit Agreement) providing for financing comprised of (i) a senior secured term loan facility (the Term Loan) of $20.0 million, and (ii) a senior secured revolving credit facility (the Revolver) that was subsequently amended to a borrowing limit of $15.0 million, and includes a $2.0 million sublimit for the issuance of letters of credit. The Credit Agreement contains customary affirmative and negative covenants for financings of its type that are subject to customary exceptions. As of March 31, 2019, we were in compliance with all the reporting and financial covenants. In February 2017, we negotiated to extend the maturity date for both the Term Loan and the Revolver to December 31, 2019. On December 26, 2018, we negotiated to extend the maturity date for both the Term Loan and the Revolver to December 31, 2021.
The outstanding balance for the Term Loan as of March 31, 2019 was $12.6 million, net of unaccreted discount and deferred financing costs of $0.1 million, and the outstanding balance under the Revolver was $6.0 million. For the three months ended March 31, 2019, the weighted average interest rate used was 6.06% for the Term Loan and 6.75% for the Revolver.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Capital Resources
Historically, we have incurred net losses and negative cash flows from operations. Recently, we have started generating positive cash flows from operations. We also have an accumulated deficit of $179.8 million as of March 31, 2019. Our primary sources of liquidity have been proceeds from our initial public offering, cash and cash equivalents, accounts receivable, cash from operations and borrowings from our credit facility.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2019 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors
There have been no material changes to the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

AMBER ROAD, INC.

Date: May 10, 2019	By:	/s/ THOMAS E. CONWAY
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